Form 10-K
period 1995-04-30
JAYARK CORP
filed 1995-08-15
CIK 53260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended APRIL 30, 1995
                          --------------
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                              to
                              ------------------------------  ------------------

Commission File Number 0-3255
                       ------
(Exact name of registrant as specified in its charter): JAYARK CORPORATION
                                                        ------------------
(State or jurisdiction of incorporation or organization): DELAWARE
                                                          --------
(I.R.S. Employer Identification No.): 13-1863419
                                      ----------
(Address of principal executive office): P.O. BOX 741528, HOUSTON, TEXAS
                                         -------------------------------
(Zip Code): 77274
            -----
Telephone number including area code: 713-783-9184
                                      ------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                                            VALUE $.30 PER
                                                            SHARE
                                                            -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.       [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $5,291,152 as of June 30, 1995.

The number of shares outstanding of Registrant's Common Stock is 7,978,799 as of June 30, 1994.

Documents incorporated by reference: 1995 Proxy Statement.

                                     PART I
                                ITEM 1. BUSINESS
                                ----------------

                      (a) General Development of Business
Jayark Corporation (the ``Company'') was originally organized under the laws of the State of New York on April 25, 1958. After approval by shareholders at the Company's 1991 Annual Meeting, the Company merged into a wholly owned subsidiary incorporated in the state of Delaware, effectively changing its state of incorporation to Delaware on November 1, 1991.

The Company's wholly owned subsidiary, AVES Audio Visual Systems, Inc., (``AVES'' or the ``Audio Visual subsidiary'') distributes audio visual and video equipment and supplies, primarily to schools and industry. AVES rents audio visual & video equipment primarily to hotels. The warehousing, sales and administrative operations of AVES are headquartered in Houston, Texas.
The Company imports and distributes occasional furniture, brass beds, custom jewelry cases, accessories and other products through its wholly owned subsidiary, Rosalco, Inc. (the ``Household subsidiary''), located in Jeffersonville, Indiana. Rosalco Woodworking, a discontinued division of Rosalco, primarily manufactured juvenile wood beds.

Discontinued Operations -- During fiscal 1993, the Company discontinued two operating subsidiaries: Diamond Press Company (the Printing & Graphics' subsidiary) and Pilgrim Too Sportswear, Inc. (the `Sportswear'' subsidiary).
The Company divested itself of these manufacturing segments to regain focus on its operations. To that end, the Company decided to sell the assets of the Printing & Graphics subsidiary because the business had no commonality of purpose with the distribution channels of the other subsidiaries. The operations of the Sportswear subsidiary were discontinued and substantially all of the assets sold because of operating losses generated by extreme price and delivery pressures affecting the apparel marketplace.

Non-Recurring Charges -- During the last month of fiscal 1993, as a continued part of the Company's operational restructuring, the Company discontinued the manufacturing of certain products marketed by the Household subsidiary. A one time charge of $403,000 was accrued against fiscal 1993 operating earnings, to reduce plant and equipment to estimated net realizable value. The Company intends to liquidate the manufacturing assets in an orderly fashion to minimize the loss.

Recent Acquisition
On June 27, 1995, LCL International Traders, Inc. (`LCL''), a wholly owned subsidiary of Jayark Corporation, completed the acquisition of substantially all the assets and business of a group of affiliated companies engaged in the import and distribution of seasonal and promotional merchandise. The sellers, located in Hong Kong and Central Islip, New York, have operated under the trade names `Liberty Bell Christmas'', ``Ivy Mar'', `Creative Home Products'' and ``Award Manufacturing'' LCL acquired these trade names as part of the transaction.

(Please refer to the Company's current report on form 8-K , dated June 27, 1995.)
               (b) Financial Information About Industry Segments
The following table states the revenues and operating profit for each segment of the Company's business for the last three years ending April 30. Additional industry segment information applicable to the three most recent fiscal years is disclosed in Note 9 to the Consolidated Financial Statements included in this report.

     YEARS ENDED APRIL 30           1995          1994         1993
        (in thousands)

REVENUES
Audio Visual                         $11,632        $9,594       $8,739

Household                             36,762        40,543       43,061


OPERATING PROFIT

Audio Visual                            $607          $581         $491

Household                              1,960         1,980        1,309


IDENTIFIABLE ASSETS

Audio Visual                          $3,031        $2,436      $2,117

Household                             13,661        11,210      12,339


All the Company's sales are to unaffiliated parties. There have been no inter-segment (inter-divisional) sales, transfers or purchases during the last three fiscal years.
                     (c) Narrative Description of Business
                     -------------------------------------

                          (i) Audio Visual Subsidiary

    Products

AVES distributes and rents a broad range of audio visual, video and communications equipment and supplies. Among the items distributed are movie, filmstrip and slide projectors; projection screens and lamps; video cameras and systems; laser videodisc, video projection, TV monitors and receivers; video systems; public address systems, microphones and headsets; tape recorders, record players, cassette recorders, and related accessories and supplies. Some of the items sold (such as blank audio cassettes, headsets and cassette recorders, duplicating equipment and supplies, laminating film and equipment for document protection) are either assembled by AVES itself or purchased from private label and other sole source suppliers and distributed under the `AVES'' and `LAMCO'' names. AVES also distributes the products of brand name manufacturers such as RCA, GE, Mitsubishi, Elmo, Panasonic, Ikegami, Videotek, Hitachi, Pioneer, Dynatech, Leitch, Tektronix, Avid, Quasar, Telex Corporation, Kodak, Dukane, Sharp, Sony, 3M Brand, Luxor and miscellaneous other brand names. Brand name and `house'' brand products account for approximately 90% and 10% of AVES sales, respectively. The Company also offers repair services, audio visual consulting & design, engineering, installation and servicing of audio visual systems to businesses, hospitals, and hotels.

  Raw Materials

The sources and availability of raw materials are not significant for an understanding of AVES' business since competitive products are obtainable from alternative suppliers. AVES carries an inventory of merchandise for resale and for rental operations that is adequate to meet the rapid delivery requirements (frequently same-day shipments) of its distribution business.

  Patents

There are no patents, trademarks, licenses, franchises or concessions that are material to the business of AVES.

  Sales

AVES currently distributes and rents its products in the United States, primarily by means of catalogs, telephone orders and a field sales force. Sales of AVES are not seasonal, except that sales to schools typically are higher from April through July than at other times during the year.

  Customers

Approximately 69.5% of the Audio Visual subsidiary's revenues in fiscal 1995 were from sales to schools and other educational institutions. The remaining 30.5% came from the rental of AVES systems primarily to hotels (approximately 6.3%), and sales to business and industry (approximately 24.2%). In fiscal 1994, 83.7% of the audio visual subsidiary's revenues in fiscal 1994 were from sales to schools and other educational institutions. The remaining 16.3% came from the rental of AVES systems primarily to hotels (approximately 8.8%), and sales to business and industry (approximately 7.5%). In fiscal 1993, 81.9% of subsidiary revenues were from sales to schools and other educational institutions. The remaining 18.1% came from the rental of AVES systems primarily to hotels (approximately 12.3%), and sales to business and industry (approximately 5.8%).

  Backlog

The amount of unfilled sales orders of AVES at April 30, 1995, was $472,000 as compared to $399,000 at April 30, 1994. The amount of unfilled sales orders is not a material measure of AVES' operations.

  Competition

The Company believes that AVES is one of the most diversified national audio visual purveyors in the United States, given the different types of services and products offered by the subsidiary. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines available through its distribution channels.

                           (ii) Household Subsidiary
  Products

The Household subsidiary distributes popular merchandise in the furniture and accessories markets. The product lines include brass-plated accent pieces, beds (wood and brass), ready-to-assemble wood occasional pieces, jewelry armoires, jewelry boxes and metal tubular beds. The brass plated product line was introduced in 1987 and is sold under the Mirro Brass name. The Household subsidiary offers selections from more than 300 different products. The majority of the products sold by the Household subsidiary are imported from outside the continental United States. In addition to its available product line, this subsidiary develops special designs for several customers. Generally, these customers have exclusive rights to these designs for one year, after which the subsidiary has the option to incorporate them into its product line.

  Raw Materials

The sources and availability of raw materials are not material for an understanding of the Household subsidiary's business, since competitive products are obtainable from alternative suppliers. The Household subsidiary carries a substantial inventory of merchandise, which is generally adequate to meet its projected sales levels for three months forward.

  Patents

The Household subsidiary owns 1 trademark, 53 design patents and 1 utility patent with respect to various products. The Household subsidiary does not believe that the loss of any particular trademark, patent, or copyright would materially affect its business.

  Sales

The Household subsidiary currently distributes its products in the United States through a field sales force, exhibitions at various trade shows and product brochures. The subsidiary's business is somewhat seasonal with higher sales occurring during the fall, prior to the holiday seasons.

  Customers

The Household subsidiary provides its merchandise to more than 6,000 accounts nationwide. Approximately 66% of revenues are from mass merchandisers, catalog showrooms, wholesale clubs, and mail order catalog firms. Furniture retailers account for the remainder. During the last fiscal year, one customer accounted for approximately 15.3% of subsidiary sales. During the prior fiscal year, two customers accounted for approximately 15.2% and 11.6% of subsidiary sales, respectively. One customer accounted for approximately 11% of subsidiary sales in fiscal 1993.

  Backlog

Backlog is not a material measure of operations for the Household subsidiary because the level of unfilled orders reflects primarily the timing of receipt of merchandise imported from overseas, rather than changes in the volume of customer orders. Unfilled orders at April 30, 1995, were $3.5 million as compared to $5.9 million in the prior year. Order backlog is continually changing, with the dynamic variables of shipping schedules, `on the water'' dock to stock time, and customer ship dates. Order backlog at any particular point in time is not a material component in the operations or understanding of the Household subsidiary's business.

  Competition

Other companies offer similar products to those in the Household subsidiary line. The Household subsidiary's principal means of competition are its innovative products, customer service, prompt shipment, the quality and trend-setting contemporary design of its products, and the broad range of products available through its distribution channels.

                    (III) The Company's Business in General
  Sales

Sales of the Company's Audio Visual and Household subsidiaries are on a national basis. Approximately 60% of the Household subsidiary's sales are shipped to the eastern half of the United States.

  Customers

During the last fiscal year, one customer accounted for approximately 11.6% of Company sales, the same customer accounted for approximately 12.3% of Company sales in the prior fiscal year. During fiscal 1993 no customer accounted for more than 10% of Company sales.

  Research and Development

The Household subsidiary engages in market research to develop new products and product lines in connection with the juvenile furniture segment of the business. AVES does not engage in research or development.

  Government Regulation

None of the Company's divisions is affected by federal, state or local regulations relating to protection of the environment or pursuant to which the Government may elect to re-negotiate profits or terminate contracts.


  Employees

At April 30, 1995, the Company had 111 employees, of which 25 were employed by AVES and 87 were employed by the Household subsidiary.

(d) Financial Information About Foreign and Domestic Operations and Export Sales The Company conducts no foreign operations and has no export sales.

                               ITEM 2. PROPERTIES
                               ------------------

The Company does not own any real property.

The Company's Corporate offices are located in Houston, Texas in a modern, two story, concrete and glass building of approximately 45,000 square feet, which includes adjoining parking for up to 50 cars. The Company leases approximately 1,200 square feet with a lease term expiring in November 1995 at $1,400 per month. The business of the Company's Audio Visual subsidiary is conducted from approximately 13,000 square feet; 5,500 of which are used for office, sales and demonstration purposes and 7,500 for warehouse purposes; all of which space is located in the same building as the Company's corporate offices. The current lease term expires on November 30, 1995. The current rental is $4,720 per month.

The Household subsidiary operates from a 160,000 square foot facility located in Jeffersonville, Indiana. The current rental is $16,400 per month with the lease expiring November 30, 1995, with a five year renewal option.

                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------

The Company is subject to certain pending legal proceedings, most of which are ordinary and routine litigation incidental to its business. None of such legal proceedings, in the opinion of the Company, is material to its business or financial condition.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          -----------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 1995.


                                    PART II
 ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
 -----------------------------------------------------------------------------

(a)-(c) Market Information - Holders - Dividends
The Company's common stock trades on The Nasdaq Small-Cap Market under the symbol JAYA.

The following table sets forth the quarterly high and low trade prices of the

Company's common stock for the periods indicated, in each fiscal year as reported by Nasdaq. As of June 30, 1995, there were approximately 902 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.

                          COMMON STOCK TRADE PRICE

                           1995                    1994
                  HIGH        LOW         HIGH        LOW

First Quarter     1.00        .28         .53         .38

Second            .60         .32         .50         .25
Quarter

Third Quarter     .48         .34         .56         .19

Fourth            1.12        .32         1.06        .63
Quarter


                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------


           April 30,                        1995       1994       1993      1992      1991
  Results of  Continuing Operations:
  ----------------------------------
Net Revenues                            $48,393,370 50,136,673 51,800,157 57,223,383 53,449,947
Net Earnings (loss)                     $   773,293    980,330     41,015   (321,986)   548,655
Primary Earnings (loss) Per Share       $      0.11       0.15       0.01      (0.04)      0.08
0.08
Average Shares Outstanding                6,867,083  6,682,344  6,704,838  7,105,240  7,188,935
         At Year End:
         ------------
Total Assets                            $17,527,066 14,571,455 16,296,496  29,020,724 22,293,733
Long Term Obligations                   $ 1,542,628  1,811,820  2,117,388   4,854,265  3,154,339
Working Capital                         $ 8,783,780  7,542,125  6,521,949   8,912,600  6,618,274
Current Ratio                           $      2.19       2.36       1.82        1.57       1.65
Stockholders' Equity                    $ 8,614,426  7,218,040  6,220,846   8,392,613  8,829,815
Stockholders' Equity Per Common Share   $      1.25 $      1.08 $    0.93 $      1.18 $     1.23
Debt to Equity Ratio                           1.03        1.02      1.62        2.46       1.53


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------

                                 OF OPERATIONS
                                 -------------

Comparison Of Fiscal Year Ended April 30, 1995 With Fiscal Year Ended April 30,
                                      1994
  Revenues

Consolidated Revenues of $48,394,000 decreased $1,743,000 or 3.5% from fiscal 1994. The Audio Visual subsidiary increased its revenues by $2,038,000 or 21.2% from the prior reporting year, due to the continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales at a lower gross profit margin as compared to rental gross profit. The Audio Visual subsidiary continued to expand its marketing efforts and target the `high tech'' professional, industrial and broadcast buyers in business and industry. The Advanced Video Technology division, created last fiscal year contributed approximately $1,886,000 to the increase in sales at the Audio Visual subsidiary. Household subsidiary revenues decreased $3,780,000 or 9.3% from the prior year, reflecting the very soft retail environment. Out of warehouse stock sales increased 3.5% from the prior fiscal year while container and direct import sales decreased 17.9% and 34.3% respectively.

  Cost of Revenues

Consolidated Cost of Revenues of $36,356,000 decreased $1,988,000 or 5.2% from the prior fiscal year. The Audio Visual subsidiary cost of revenues increased $1,758,000 or 22.7% reflecting the increase in sales volume. Total gross profit increased an aggregate of 15.8% from the prior fiscal year at the Audio Visual subsidiary. The Household subsidiary decreased its cost of revenues $4,047,000 or 13.1%, associated with the decreased sales volume. The gross margin at the Household subsidiary improved 1.2% from the prior fiscal year.

  Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $10,280,000 increased $598,000 or 6.2% as compared to the prior reporting year. Expenses for the Audio Visual subsidiary increased $254,000 or 18.4% reflecting the increase in direct sales expenses associated with the increased sales volume. The Household subsidiary increased expenses by $344,000 or 4.3% reflecting increased costs. The balance of the increase in expense was associated with Corporate expense. Corporate expenses were decreased by $1,000 compared to prior year.

  Interest Expense

Consolidated Interest Expense of $893,000 increased $216,000 or 31.8% primarily due to the increase in the amount of short term borrowings, due to increased inventory levels spawned by the decrease in sales, and increased cost of borrowings.

  Pre-tax Net Earnings

The Company earned a Consolidated Pre-tax Profit (before income taxes) of $1,239,000 as compared to last year's income before taxes of $1,551,000. A decrease in earnings of $312,000 or 20.1% is a result of reduced revenues and increased financing costs.

  Discontinued Operations - Net of Income Taxes

Consolidated (Losses) (from discontinued operations - net of income tax) No earnings or losses were recorded from discontinued operations for fiscal 1995, as compared to a minimal loss of ($36,000) the prior year.

  Net Income

Consolidated Net Income of $773,000 as compared to $1,052,000 decreased $279,000 or 26.5% as a result of reduced revenues, increased financing costs, and increased operating expenses.

Comparison Of Fiscal Year Ended April 30, 1994 With Fiscal Year Ended April 30,
                                      1993

  Revenues

Consolidated Revenues of $50,137,000 decreased $1,663,000 or 3.2% from fiscal 1993. The Audio Visual subsidiary increased its revenues by $855,000 or 9.8% from the prior reporting year, due to the continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales at a lower gross profit margin as compared to rental gross profit. The Audio Visual subsidiary continued to explore new ways to increase direct sales, systems and service revenues to overcome the decrease in hotel rentals. The creation of a new division in the last month of the fiscal year should produce increased sales and gross profit margins next fiscal year. The new division, called Advance Video Technology is poised to sell and service higher-end, broadcast quality equipment to broadcast stations throughout Texas and the Southwest. Household subsidiary revenues decreased $2,518,000 or 5.9% from the prior year, primarily due to reduced unit sales volume, resulting from competitive operational strategy of selling fewer units at a higher margin. The balance of the decrease in revenues was associated with Corporate charges.

  Cost of Revenues

Consolidated Cost of Revenues of $38,344,000 decreased $2,364,000 or 5.8% from the prior fiscal year. The Audio Visual subsidiary cost of revenues increased 12.3% reflecting the increase in sales volume. The Household subsidiary decreased its cost of revenues 8.6%, associated with the decreased sales volume at higher margin.

 Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $9,682,000 decreased $533,000 or 5.2% as compared to the prior reporting year. Expenses for the Audio Visual subsidiary decreased $82,000 or 5.6% reflecting savings in expense associated with the shift of revenues from rental to sales. The Household subsidiary decreased expenses $421,000 or 5.0% reflecting the restructuring of the subsidiary's import operations, and reduced expenses associated with lesser unit sales at higher margins. The balance of the decrease in expense was associated with Corporate expense.

  Interest Expense

Consolidated Interest Expense of $677,000 decreased $436,000 or 39.2% primarily due to the retirement of debt and decrease in the amount of short term borrowings of approximately $3,010,000.

  Pre-tax Net Income ( Loss)

The Company earned a Consolidated Pre-tax Profit (before income taxes) of $1,551,000 as compared to last year's income before taxes of $211,000. A significant improvement in earnings of $1,340,000 or 635.9% is attributable to successful internal operational restructuring of the Company, the discontinuation of marginal or losing operations, and reduction in overall debt levels.

  Discontinued Operations - Net of Income Taxes

Consolidated (Losses) (from discontinued operations - net of income tax) of $(36,000) decreased $1,774,000, or 98.0%, as compared to a loss of $(1,810,000)
during the same period last year. This minimal loss was incurred to bring to conclusion the operations and finances of the Company's discontinued Printing & Graphics and Sportswear subsidiaries.

  Net Income (Loss)

Consolidated Net Income (Loss) of $1,052,000 as compared to a loss of $(1,768,000) in the prior fiscal year, primarily as a result of the cessation of discontinued operations.

       LIQUIDITY AND CAPITAL RESOURCES
               Current Ratio
                 April 30

  1995             1994           1993
  2.19             2.36           1.82

At April 30, 1995, consolidated open lines of credit available to the Company for borrowing, were $2,113,000 as compared to $1,809,000 at April 30, 1994. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations.

 Working Capital

In January of 1992, the Company renewed and extended a financing arrangement with State Street Bank and Trust Company to make available a total of $20,300,000 in combination of revolving lines of credit and term loans. The term loans were repaid in January 1995. This financing arrangement was used to consolidate existing financing, to pay for the Household subsidiary acquisition, and to provide available working capital for continuing operations.
The arrangement with State Street Bank and Trust Company was amended in March 1993, to make available a total of $16,325,000 in combination of revolving lines of credit and term loans. The loan agreement was revised to reflect the payoff of the revolving line and term loan associated with the sale of the Printing & Graphics subsidiary.

The financing arrangement between State Street Bank & Trust and the Company, was further amended in December 1993, to make available a total of $13,075,000 maximum in combination of revolving lines of credit and term loan. The loan agreement was revised to reflect the recollateralization of certain manufacturing assets of the Household subsidiary, as well as restructuring certain portions of the Company debt from demand notes to revolving lines of credit.

The current financing arrangement was further amended in December 1994: the loan agreement was revised to reflect the renewal and extension of the maturity dates of lines of credit to December 1995, to make available a total of $13,000,000 maximum in revolving lines of credit, reduce the rate of interest charged on the lines of credit, approve the repayment schedule of the Company's subordinated convertible debentures, and reflect the payoff of the term loans.

The Company had no material commitments for capital expenditures as of April 30, 1995.
              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ---------------------------------------------------

The Report of Independent Accountants, Financial Statements, Notes to Consolidated Financial Statements and Related Financial Schedules filed as a part of this report are listed in the accompanying Index to Financial Statements and Schedules.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    -----------------------------------------------------------------------

                              FINANCIAL DISCLOSURE
                              --------------------

None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          -----------------------------------------------------------

The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference to the Company's Proxy Statement (herein so called) for its 1995 Annual Meeting of Shareholders; specifically the discussion under the heading ``Election of Directors''.

                        ITEM 11. EXECUTIVE COMPENSATION
                        -------------------------------
The discussion under `Compensation of Directors and Executive Officers'' in the Company's Proxy Statement is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -----------------------------------------------------------------------

The information relating to Security Ownership of Beneficial Owners and Management is incorporated herein by reference to the Company's Proxy Statement; specifically the discussion under the heading ``Principal Shareholders and Security Ownership of Management'.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------

None - The information relating to the transactions with the Company's management and others is incorporated herein by reference to the Company's Proxy Statement; specifically the discussion under the heading ``Transactions With Management and Others''
                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    ------------------------------------------------------------------------

(a) Documents filed as part of this report:
     1. and 2. Financial Statements.
     The Report of Independent Auditors', Financial Statements, Notes to Consolidated Financial Statements filed as a part of this report are listed in the accompanying Index to Financial Statements.

     3. Exhibits - filed as part of this report are listed in the accompanying
     Exhibit Index.

 (b) Reports on Form 8-K.     None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
JAYARK CORPORATION
By:
/S DAVID L KOFFMAN  Chairman of the Board and Director
------------------

DAVID L. KOFFMAN
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/DAVID L.KOFFMAN  Chairman of the Board, President,        August 14,1995
------------------  Chief Executive Officer and Director
DAVID L KOFFMAN

/S/FRANK RABINOVITZ Executive Vice President, Chief Operating August 14,1995 ------------------- Officer and Director
FRANK RABINOVITZ

/S/CLAYTON W. WHITEHEAD Controller, Chief Financial Officer August 14,1995 ----------------------- and Secretary
CLAYTON WHITEHEAD

/S/MICHAEL J. SHERMAN Director                              August 14, 1995
---------------------
MICHAEL J. SHERMAN

/S/ARTHUR G. COHEN  Director                                August 14, 1995
------------------
ARTHUR G. COHEN

/S/RONALD J. KRAMER Director                                August 14, 1995
-------------------
RONALD J. KRAMER

/S/MICHAEL SILVERMAN Director                               August 14, 1995
--------------------
MICHAEL SILVERMAN

/S/JOSEPH B. KOFFMAN Director                               August 14, 1995
--------------------
JOESPH B. KOFFMAN

/S/HERBERT S. ADLER Director                                August 14, 1995
-------------------
HERBERT ADLER

/S/ JOHN H.M. GRIFFITHS  Director                           August 14, 1995
-----------------------
JOHN H.M. GRIFFITHS


                          Independent Auditors' Report

The Board of Directors
Jayark Corporation:

We have audited the consolidated financial statements of Jayark Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed it's method of accounting for income taxes in 1994 to adopt the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 109, ``Accounting for Income Taxes''.

                                   KPMG PEAT MARWICK LLP

Houston, Texas
August 9, 1995



                   JAYARK CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets

                          April 30, 1995 and 1994

                  Assets                       1995          1994
                  ------
Current assets
  Cash and cash equivalents               $     1,176,700      777,075
  Accounts receivable, trade, less allowance for
    doubtful accounts of $496,319 and $820,765 in
    1995 and 1994, respectively                 5,250,957    4,460,112
  Other accounts receivable                       469,621      251,885
  Federal and state income taxes refundable        49,550          -
  Inventories                                   8,533,290    6,618,757
  Deferred federal income taxes                   295,798      532,020
  Other current assets                            377,876      395,319
  Net assets of discontinued operations             -           48,552
        Total Current Assets                   16,153,792   13,083,720

Property and equipment, less accumulated
  depreciation and amortization                  988,602     1,040,640
Excess of cost over net assets of businesses
  acquired, less accumulated amortization of
  $399,616 in 1995 and $378,255 in 1994          332,821       354,182


Other assets
  Deferred federal income taxes                   51,851        92,913





Total assets                              $    17,527,066   14,571,455

               See accompanying notes to consolidated financial state

                   JAYARK CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          April 30, 1995 and 1994
         Liabilities and Stockholders' Equity  1995          1994
        -------------------------------------
Current liabilities
  Notes payable & lines of credit        $     5,045,143    1,936,561
  Notes payable to related parties               500,000      500,000
  Current maturities of long-term debt            23,580      182,066
  Accounts payable                               997,947    1,420,210
  Accrued salaries and deferred compensation     144,132      449,191
  Commissions payable                            195,058      131,451
  Federal income taxes payable                       -        166,128
  Other current liabilities                      464,152      755,988
        Total Current Liabilities              7,370,012    5,541,595
Long-term debt, excluding current maturities     42,628        11,820
Convertible subordinated debentures            1,500,000    1,800,000

        Total Liabilities                      8,912,640    7,353,415
Stockholders' Equity
  Common stock of $.30 par value.  Authorized
    10,000,000 shares; issued  6,978,799 shares in
    1995 and 6,833,248 shares in 1994       2,093,639    2,049,973
  Additional paid-in capital                   7,110,480    6,691,207
  Deficit                                       (589,693)  (1,362,986)
                                               8,614,426    7,378,194
  Less treasury stock,  0 shares in 1995 and
    255,830 shares in 1994, at cost                  -        160,154
        Total Stockholders' Equity             8,614,426    7,218,040
Commitments                                          -             -
Total Liabilities and Stockholders' Equity$     17,527,066  14,571,455
               See accompanying notes to consolidated financial statements

                            JAYARK CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Operations
                         For the years ended April 30, 1995, 1994 and 1993
                                                    1995        1994         1993
Revenues                                       $  48,393,370   50,136,673   51,800,157
Cost of revenues                                  36,356,232   38,343,828   40,305,603
Nonrecurring charges                                     -            -        403,000
   Total cost of revenues                         36,356,232   38,343,828   40,708,603
   Gross margin                                   12,037,138   11,792,845   11,091,554
Selling, general and administrative               10,279,511    9,681,824   10,214,566
   Operating income                                1,757,627    2,111,021      876,988
Interest expense                                    893,124      677,440     1,113,542
Other inc                                           374,929      117,128       447,277
   Earnings before income
                                                   1,239,432    1,550,709      210,723
Income tax expense:
 Current:
   Federal                                          188,856      539,295       158,431
   Deferred                                         277,283       31,084        11,277
   Total income tax expense                         466,139      570,379       169,708
Income from continuing operations
 for income                                         773,293      980,330        41,015
Discontinued operations
 Income (loss) from discontinued operations
   to measurement date net of, applicable income tax
   expense (benefit) of ($18,586) and ($901,179)
   for 1994 and 1993, respectively                       -       (36,080)   (1,953,740)
Gain on disposal of business segments $219,680
   net of applicable income tax expense of $75,720      -            -        143,960 Cumulative
effect of the change in
  accounting for income taxes                                     108,074
Net income (loss)                              $    773,293     1,052,324   (1,768,765)
Primary earnings (loss) per common share:
 Continuing operations                         $      0.11          0.15           0.01
 Discontinued operations                               -           (0.01)        (0.27)
 Cumulative effect of the change
   in accounting for income taxes                                   0.02
Net income (loss)                              $      0.11          0.16         (0.26)
Fully Diluted earnings (loss) per common share:
 Continuing operations                         $      0.11          0.14          0.02
 Discontinued operations                               -            -              -
 Cumulative effect of the change in
    accounting for income taxes                                     0.01         (0.27)
 Net income (loss)                             $       0.11         0.15         (0.21)
Weighted average common shares:
 Primary                                           6,867,083    6,682,344    6,704,838
 Fully Diluted                                     7,965,438    7,903,147    8,038,181
                      See accompanying notes to consolidated financial statements.

                              JAYARK CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Stockholders' Equity
                        For the years ended April 30, 1995, 1994 and 1993
                                        Additional                             Total
                                Common    paid-in                Treasury    stockholder
                                stock     capital      Deficit     stock         equity
Balance, April 30, 1992       $2,170,092 6,974,090     (646,545) (105,024)    8,392,613
Acquisition of 400,398 shares
 of treasury stock                                                (513,002) (a) (513,002)
Retirement of treasury
 stock                          (120,119) (392,883)        -       513,002  (a)        -
Cancellation of debt        -    110,000(b)      -         -          -           110,000
Net loss                    -          -              (1,768,765)    -         (1,768,765)

Balance April 30, 1993         2,049,973 6,691,207    (2,415,310) (105,024)     6,220,846
Acquisition of 127,430
  shares of treasury stock  -          -           -     (55,130)                 (55,130)
Net income                  -          -               1,052,324      -         1,052,324

Balance, April 30, 1994         2,049,973 6,691,207    (1,362,986) (160,154)     7,218,040
Acquisition of 319,200
  shares of treasury stock -         -            -     (222,688)                (222,688)
Issuance of 145,551 share        43,666(d) 419,273         -         -            462,939
Retirement of treasury stock-         -            -     382,842(d)               382,842
Net income                 -         -                   773,293      -           773,293
Balance, April 30, 1995        2,093,639  7,110,480      (589,693)     -         8,614,426

(a) Transaction resulting from successful claim under the indemnity agreement.
(b) Transaction from cancellation of notes payable as part of the sale of certain assets of the discontinued operations.
(c) Acquisition of Treasury Shares as prescribed by the Company's stock repurchase plan
(d) Transactions of from a settlement for obligations from the discontinued
   operations.
                  See accompanying notes to consolidated financial statement



                              JAYARK CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                        For the years ended April 30, 1995, 1994 and 1993
                                                                  1995       1994      1993
Cash flows from operating activities:

 Income (loss) from continuing operations                   $   773,293  1,088,404     41,015
 Income (loss) from discontinued operations                       -        (36,080)(1,953,740)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Nonrecurring charge to write down machinery and equipment     -         -         403,000
    Depreciation and amortization of
    property and equipment                                      254,894    476,605    468,738
    Amortization of excess of cost over next
     assets of businesses acquired                               21,361     21,360     21,370
    Amortization of patents                                          -      23,267    164,968
    Discontinued manufacturing division                         672,870       -         -
    (Increase) decrease in cash surrender
     value of life insurance                                       -          -       392,856
    (Gain)/loss on the disposition of assets                    56,956     (6,141)   143,960
 Change in assets and liabilities net of effects from acquisition of subsidiary:
      (Increase) decrease on deferred federal income tax        277,284   (133,138)  (230,795)
      (Increase) decrease in accounts receivable net           (790,845)   641,918   3,920,417
      (Increase) decrease in federal and state
       income taxes refundable                                  (49,550)   664,217     (45,518)
      (Increase) decrease in inventories                     (1,914,533)   903,862   5,170,231
      (Increase) decrease in other assets                      (200,293)  (149,249)    160,991
      (Increase) decrease in net assets of
       discontinued operations                                   48,522      -            -
      Increase (decrease) in accounts payable                  (422,263)   217,447  (2,736,363)
      Increase (decrease) in federal and state income
       tax payable                                             (166,128)   166,128       -
      Increase (decrease) in accrued liabilities and
       deferred compensation                                   (305,059)   142,989      10,120
      Increase (decrease) in commissions payable                 63,607    (51,800)   (409,134)
      Increase (decrease) in other liabilities                 (291,836)    81,089    (881,488)
      Increase (decrease) in net liabilities of
       discontinued  operations                                    -      (316,051)   (267,499)
        Net cash provided by (used in) operating activities  (1,971,720) 3,734,827    4,373,129

Cash flows from investing activities:

  Capital expenditures for property and equipment              (249,225)  (211,183)    (234,103)
  Proceeds from sale of property and equipment                  162,334     36,980       26,062
        Net cash used in investing activities                   (86,891)  (174,203)    (208,041)

Cash flows from financing activities:

  Principal payments on notes payable to related party              -     (150,000)     (94,013)
  Proceeds from issuance of notes payable to related party          -          -      1,000,000
  Principal payments on notes payable to banks                      -    (2,551,503) (2,166,039)
  Proceeds  from issuance of notes payable to banks           3,108,582        -           -
  Principal payments of long-tetm debt                         (127,678)   (109,086) (3,639,362)
  Purchase of convertible subordinated debentures              (300,000)   (200,000)       -
  Purchase of treasury stock                                   (222,668)    (55,130)       -
        Net cash provided by (used in) financing activities   2,458,236  (3,065,719) (4,899,414)

   Net increase (decrease) in cash and cash equivalents         399,625     494,905    (734,326)

Cash and cash equivalents at beginning of year                  777,075     282,170  1,016,496
Cash and cash equivalents at end of year                $     1,176,700     777,075    282,170

Supplemental schedule of cash flow information:
  Interest paid                                          $      893,124     680,993   1,090,852
  Income taxes paid                                      $      389,094     838,221        -


                     See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                         April 30, 1995, 1994 and 1993

  (1)     Summary of Significant Accounting Policies

                          Principles of Consolidation
                          ---------------------------

The consolidated financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the `Company''). All material intercompany profits, transactions and balances have been eliminated.

The accounts of purchased companies are included in the consolidated financial statements from the dates of acquisition. The excess of cost over the fair value of net assets of businesses acquired is being amortized using the straight-line method over a 40-year period commencing with the dates of acquisition.
                                  Inventories
                                  -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market, which is considered to be replacement cost or net realizable value.

             Property and Equipment, Depreciation and Amortization
             -----------------------------------------------------

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from approximately 3 to 20 years. On sale or retirement, the cost of assets sold or retired and related accumulated depreciation or amortization is eliminated from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are expensed as incurred; expenditures for major renewals and betterments are capitalized and amortized by charges to operations.
                               Patents & Licenses
                               ------------------
The cost of licenses and patents acquired is being amortized on a straight-line basis over the estimated remaining economic lives of the respective licenses and patents, which is less than the statutory life of each license or patent.

                                  Income Taxes
                                  ------------
Deferred income taxes are provided for all material timing differences arising from the recognition of certain items of income and expense in different accounting periods for tax and financial accounting purposes.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective May 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of earnings.

Pursuant to the deferred method under APB Opinion 11, which was applied in fiscal 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

                               Earnings per Share
                               ------------------
Earnings per common share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods. Common equivalent shares include shares that would be issuable upon the exercise of outstanding stock options reduced by the number of shares that are assumed to be repurchased by the Company with the proceeds from the exercise of the stock options. The shares purchased by the Company are assumed to be purchased at the average market price during the respective period for primary earnings and at the higher of the average market price or period-end price for fully diluted earnings per share. Fully diluted earnings per share assumes the conversion of the 12% convertible subordinated debentures issued in December 1989 (see note 6).

                       Changes in Financial Presentation
                       ---------------------------------
Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the presentation used in 1995.

                            Statements of Cash Flows
                            ------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1995, 1994 and 1993, cash equivalents consisted of agreements to repurchase, certificates of deposit, and money market accounts in the amounts of $808,230, $113,036, and $110,853 respectively.

                              Impact of Inflation
                              -------------------
Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the three years ended April 30, 1995. The Company has generally been able to pass along price increases from its manufacturers.

  (2)     Related Party Transactions

Accrued salaries and deferred compensation payable to related parties includes unpaid salaries, bonus, and deferred compensation to officers and directors amounting to $60,500, $77,535, and $0, in 1995, 1994 and 1993, respectively.
Interest expense relating to notes payable to certain related parties was $60,736, $52,012, and $51,307 in 1995, 1994 and 1993, respectively.

  (3)     Property and Equipment

Property and equipment are summarized as follows:
                                                APRIL 30,

                                           1995          1994
Machinery and equipment                   $ 870,579    $ 1,404,950
Furniture and fixtures                      462,252        545,255
Leasehold improvements                      406,171        578,673
Automobiles and trucks                      218,423        243,481
Rental and demonstration equipment          950,795        970,592

      Total property and equipment        2,908,220      3,742,951
Less accumulated depreciation &           1,919,618      2,702,311
amortization
     Net property and equipment           $ 988,602    $ 1,040,640


  (4)     Notes Payable & Lines of Credit

At April 30, 1995, notes payable represented notes payable to a bank under a financing agreement that permits the Company to borrow up to an aggregate amount of $13,000,000 (or the borrowing base as defined in the agreement). During fiscal 1995 the Company paid off it's term loan obligations, and re-negotiated the notes payable to reduce the interest rate. The agreement provides for interest at the lender's prime rate plus 3/4%. The notes are secured by the Company's receivables and inventories.

The following is a summary of certain information with respect to short-term borrowings. The averages are weighted based on month-end balances and applicable interest rates at that time.

                                            APRIL 30,

                                1995           1994          1993
Maximum outstanding           $ 7,872,000   $ 4,695,000    $ 6,916,000
Average outstanding             4,878,000     4,490,000      5,200,000

Weighted average interest
rate:
During the year                     9.13%         7.29%          7.25%
At end of the year                  9.75%  7.00 - 7.25%          7.12%

At April 30, 1995 and 1994, the Company had letters of credit outstanding amounting to $2,502,269 and $4,068,254, respectively. These letters of credit were issued primarily for the purchase of inventory from foreign sources.


  (5)     Long-term Debt

Long-term debt is summarized as follows:
                                                             APRIL 30,
                                                          1995       1994
Note payable to a bank with interest at the lenders
prime rate plus 1% (7.75% at April 30, 1994), due
December 31, 1995; collateralized by inventory,             -       $ 60,000
receivables and rental equipment.

Note payable to a bank in quarterly installments of
$25,000 through January 1995, with interest payable
monthly at the lender's prime rate plus 1% (7.75% at
April 30, 1994); collateralized by inventory and            -         75,000
receivables.

Notes payable to a bank with interest rates ranging
from 7.247% to 9%, maturity dates ranging from
December 1995 to January 1999; collateralized by           66,208     58,886
vehicles.

Total long-term debt                                       66,208    193,886

Less current maturities of long-term debt                  23,580    182,066

Long-term debt, excluding current maturities             $ 42,628   $ 11,820

Aggregate yearly maturities of long-term debt for the years after April 30, 1995, are as follows:

1996    $ 23,580
1997      17,029
1998      13,949
1999      11,650

TOTAL   $ 66,208

  (6)     Convertible Subordinated Debentures

On December 19, 1989, the Company issued $2,000,000 of 12% convertible subordinated debentures due December 1995. Interest on the outstanding balance is paid semiannually on April 30 and October 31. The debentures may be converted into shares of the Company's stock at a price of $1.50 per share at any time prior to maturity. 1,333,333 shares of the Company's stock is reserved for the conversion at a price of $1.50 per share. The debentures will automatically convert into shares of the Company stock at the conversion price in effect at such time in the event that the average closing sale price of the Company stock for any period of thirty consecutive trading days was equal to or exceeded $2.25 per share. The debentures were issued as part of the consideration paid for the acquisition of the Household subsidiary. During the year ended April 30, 1995 and 1994, the Company retired $300,000 and $200,000, respectively of the debentures.

  (7)     Income Taxes

The Company adopted Statement 109 as of May 1, 1993. Prior years' financial statement have not been restated to apply the provisions of Statement 109. Income tax expense (benefit) attributable to income before income taxes consists of:
                           Current    Deferred     Total
Year ended April 30, 1995
Federal                   $  188,856 $   277,283 $   466,139
Year ended April 30, 1994
Federal                   $  539,295 $    31,084 $   570,379
Year ended April 30, 1993
Federal                   $  158,431 $    11,277 $   169,708

The actual tax expense attributable to continuing operations for 1995, 1994 and 1993 differs from the `expected'' tax expense (computed by applying the U.S. corporate rate of 34% in 1995, 1994 and 1993) as follows:

                                              1995        1994        1993
Tax expense at statutory rate                $421,407    $527,241     $71,646
Increase in tax resulting from
amortization of excess of cost over the
fair value of net assets of businesses          7,262       7,262      16,000
acquired
Accruals relating to amortization                   -           -      68,000
Officer's life insurance                       26,684      26,684           -
Permanent and other differences                10,786       9,192      14,062

Total expense provided                       $466,139    $570,379    $169,708

Deferred income tax expense (benefit) was recorded for temporary differences in 1993 related to the following:

                                                                    1993

Tax depreciation less than book                                    $(36,000)
Reserves not currently deductible for
tax purposes                                                        (65,000)
Additional costs inventoried                                         118,000
Other                                                                (5,723)

                                                                    $ 11,277


The federal income tax returns for years subsequent to 1991 are subject to review by the Internal Revenue Service.

For the years ended April 30, 1995 and 1994, deferred income tax expense of $277,283 and $31,084 respectively results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those temporary differences are presented below:

                                            1995        1994

Bad Debt Reserve                          $ 110,311    $ 35,315
(Excess) deficit of financial statement
over tax gain on sale                        29,923     (16,106)
Other Reserves                              141,910      10,554
Other, net                                   (4,861)      1,321

                                          $ 277,283    $ 31,084

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1995 and 1994, are presented below.
                                            1995        1994

DEFERRED TAX ASSETS:
Bad debt reserve, principally due to $ 168,748 $ 309,225 accrual for financial statement purposes
Inventory uniform capitalization            127,050    102,964
adjustment
Plant and equipment, principally due to
differences in depreciation                  41,253     96,990
Other                                        10,598    115,754

Total Deferred Tax Assets                 $ 347,649  $ 624,933

Management believes that total deferred tax assets will more likely than not be fully realized based on the Company's historical earnings and future expectations of adjusted taxable income as well as reversing gross deferred tax liabilities. However, there can be no assurance that the Company will generate the necessary adjusted taxable income in any future period.

(8)     Leases

The Company also has several operating leases that expire at various dates ranging from April 1995 to February 1998.

Future minimum lease payments related to operating leases are detailed as follows:

   YEAR ENDING APRIL 30,        OPERATING
                                 LEASES

1996                                $ 470,623
1997                                  295,109
1998                                  209,405
1999                                  161,885
2000 and thereafter                    63,891

Total minimum lease               $ 1,200,913
payments

Total rental expense for operating leases was approximately $283,000, $584,439, and $739,000, for 1995, 1994 and 1993, respectively, of which approximately $21,500 was paid to related parties in 1993.

  (9)     Industry Segments

The Company operated in two industries during fiscal 1995: audio-visual products and the importation and sales of furniture. There are no inter segment sales or sales to foreign customers.

Identifiable assets are those assets that are used in the Company's operations in either industry. Corporate assets are principally cash and certain other current assets.

The following is a summary of the Company's operations in different industries for the years ended April 30, 1995, 1994 and 1993. ( Please note that corporate amounts are adjusted and include entries for intercompany, consolidating and eliminating entries)

Year Ended April 30, 1995 Audio Visual Household  Corporate Consolidated

  Revenues                    $ 11,631,792 36,761,578      -   $ 48,393,370
  Operating income (loss)     $    606,050  1,959,963 (808,386)$  1,757,627
  Identifiable assets         $ 3,030,645 13,661,313   835,108 $ 17,527,066

     Year ended April 30, 1994 Audio Visual Household  Corporate Consolidated

  Revenues                    $ 9,593,894 40,542,779    -      $ 50,136,673
  Operating income (loss)     $   581,276  1,979,679  (449,934)$  2,111,021
  Identifiable assets         $ 2,436,362 11,210,414 1,089,029 $ 14,571,455

    Year ended April 30, 1993 Audio Visual Household  Corporate Consolidated

  Revenues                    $ 8,738,920 43,061,237    -      $ 51,800,157
  Operating income (loss)     $   491,403  1,309,442  (923,857)$    876,988
  Identifiable assets         $ 2,117,208 12,339,266 1,531,365 $ 16,296,496

  (10)    Stock Options

Effective November 24, 1981, and approved at the annual stockholders' meeting in 1982, the 1981 Incentive Stock Option Plan (ISOP) was adopted. An amendment to the ISOP was adopted on December 11, 1989. This amendment increased the number of incentive stock options that can be granted from 150,000 shares to 600,000 shares. The ISOP provides for the granting to key employees and officers of incentive stock options, as defined under current tax laws. The stock options are exercisable at a price equal to or greater than the market value on the date of the grant.

On December 20, 1989, options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $1.38 per share was granted to key employees of the newly purchased subsidiary, Rosalco, Inc. These options become exercisable in five equal installments of 60,000 shares on the first through fifth anniversaries of the date of grant, beginning December 20, 1990, and expire on November 30, 1999. On December 9, 1990, options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $1.05 per share was granted to key employees of the Household subsidiary. These options become exercisable in five equal installments of 5,000 shares on the first through fifth anniversaries of the date of grant, beginning December 9, 1991, and expire on November 30, 1999.

During the year ended April 30, 1995, no employee options were granted. Total stock options outstanding at April 30, 1995, 1994, and 1993 were 392,500, 467,500, and 175,000 respectively, at exercise prices ranging from $0.4375 to $1.38 per share.

            Stock Options- ISOP
                Outstanding
          Beginning  Terminated         Ending
Fiscal Year Balance  orExpired Granted Balance  Exercised
04/30/1993 325,000  (150,000)      -  175,000    90,000
04/30/1994 475,000  (175,000) 467,500 467,500   170,000
04/30/1995 467,500   (75,000)     -   392,500   228,125

Effective September 17, 1994 and approved at the annual stockholders meeting in 1994, the 1994 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted and 200,000 shares of the Company's Common Stock reserved for issuance under the Director Plan. The Director Plan provides for the automatic grant of non-transferable options to purchase Common Stock to non-employee directors of the Company; on the date immediately preceding the date of each annual meeting of stockholders in which an election of directors is concluded, each non-employee director then in office will receive options exercisable for 5,000 shares (or a pro rata share of the total number of shares still available under the Director Plan). No option may be granted under the Director Plan after the date of the 1998 annual meeting of stockholders.

Options issued pursuant to the Director Plan are exercisable at an exercise price equal to not less than 100% of the fair market value (as defined in the Director Plan) of shares of Common Stock on the day immediately preceding the date of the grant. Options are vested and fully exercisable as of the date of the grant. Unexercised options expire on the earlier of (i) the date that is ten (10) years from the date on which they were granted, (ii) the date which is three calendar months from the date of the termination of the optionee's directorship for any reason other than death or disability (as defined in the Director Plan), or (iii) one year from the date of the optionee's disability or death while serving as a director.

The Director Plan became effective immediately following the 1994 annual meeting of shareholders; accordingly, no options have been issued pursuant to the Director Plan to date. Each non-employee director in office on the date immediately preceding the date of this year's annual meeting will receive options exercisable for 5,000 shares of Common Stock.

During fiscal 1995, 35,000 director options were automatically granted as prescribed by the plan.

       Stock Options - Non-employee Director
                  Outstanding
             Beginning Terminated         Ending
Fiscal Year Balance    or Expired Granted Balance  Exercisable
04/30/1995    -        -          35,000  35,000    35,000


  (12)    Business and Credit Concentrations

One of the Company's customers had an accounts receivable balance at April 30 1994, which exceeded ten percent of the Company's total stockholders' equity at April 30, 1994. The customer's balance at April 30, 1994, was approximately $821,739. Sales to this customer accounted for approximately 12.3% of Company revenues. At April 30, 1995 no customer's accounts receivable balance was greater than 10 percent of the Company's total stockholders' equity at April 30, 1995.

  (13)    Discontinued Operations

Effective November, 1992, and April 1993, the Company discontinued its Printing & Graphics and Sportswear lines of business, respectively. Substantially all of the assets of the discontinued operations were sold. Net assets of discontinued operations are comprised of the following:

                             04/30/1994
                           Printing & Sportswear  Total
                           Graphics

Cash & Equivalents       $ 985,751   161,266 $  1,147,017
Receivables                     -         -          -
Inventory & Other Assets        -         -          -
Accounts & Notes Payable        -  1,098,465)  (1,098,465)
Accrued Liabilities             -         -          -
                         $ 985,751  (937,199)$     48,552

Income (Loss ) of the Company's discontinued operations, is comprised of the following:
                    April 30, 1994  April 30, 1993
Printing & Graphics $   (136,925) $   (260,830)
 Sportswear              100,845    (1,692,910)
 Total              $    (36,080) $ (1,953,740)

A gain on the disposal of discontinued operations assets of $219,680 ($143,960 net of tax effect of $75,720) was recorded at April 30, 1993. Approximate revenues of the discontinued operations were $20,458,000 for the year ended April 30, 1993. The results of operations presented in the consolidated statements of operations are (net of tax provision (benefit)) ($1,953,740) for the year ended April 30, 1993.

  (14)    Non Recurring Charge

A one time charge of $403,000 was accrued against fiscal 1993 operating earnings, to reduce certain plant, machinery and equipment used to manufacture certain wooden products, sold by the Household subsidiary, to estimated net realizable value. The Company liquidated the manufacturing assets in an orderly fashion, minimizing the loss on the disposal of the equipment.

  (15)    Treasury Stock

Subsequent to the purchase of the Household subsidiary in 1989, an indemnity claim was made by the Company to reduce the purchase price because certain asset and income items were not recorded in accordance with generally accepted accounting principles. The settlement of the indemnity claim resulted in a reduction in the purchase price of the Household subsidiary of approximately $513,002 and the receipt and subsequent cancellation of approximately 400,398 shares of the Company's common stock.

Subsequent to the Company's announcement of its stock repurchase plan during the third quarter of fiscal 1994, the Company purchased 319,200 and 127,430 shares of the Company's common stock during the year ended April 30, 1995 and 1994 respectively.

During fiscal 1995, 720,581 shares of Company common stock, which was comprised of 575,030 treasury shares and 145,551 newly issued shares were distributed as part of the consideration given in acquiring a certain sales commissions agreement between the Company, the Company's discontinued Sportswear subsidiary and Stage II Apparel Corp, a New York corporation. The stock issued was then distributed by the Sportswear subsidiary to certain related parties and affiliates in partial settlement of certain promissory notes existing between the Sportswear subsidiary and the related parties and affiliates. This transaction was previously disclosed in the Company's proxy statement mailed to the shareholders on August 18, 1994, under the caption `Transactions with Management and Others''

  (16)    Retirement of Property and Equipment - Discontinued Operations

Machinery, equipment, furniture and fixtures, vehicles, and leasehold improvements were retired during the fiscal year ended April 30, 1993 pursuant to the sale of the Company's discontinued operations. Cost of property and equipment and the related accumulated depreciation removed from the books of the discontinued operations was $5,359,306 and $4,305,837 respectively.

  (17)    Subsequent Event

On June 27, 1995, LCL International Traders, Inc., (`LCL''), a wholly-owned subsidiary of Jayark Corporation (the `Company''), completed the acquisition of substantially all the assets and business of a group of affiliated companies engaged in the import and distribution of seasonal and promotional merchandise. The sellers, located in Hong Kong and Central Islip, New York, have operated under the trade names ``Liberty Bell Christmas'', ``Ivy Mar'', `Creative Home Products''and ``Award Manufacturing''. LCL International Traders, Inc. acquired these trade names as part of the transaction.

Consideration paid by LCL included: $3,000,000 cash; a $3,000,000 `zero coupon' note of LCL ; 1,000,000 newly issued, restricted shares of Jayark Corporation common stock; assumption of approximately $3,482,000 of scheduled liabilities of the sellers; and a contingent future additional cash payment equal to 25% of the net income of LCL . in excess of $500,000, if any, for the year ending May 31, 1996.

During August 1995, the Company, LCL and Rosalco, Inc. (`Rosalco''), each a wholly-owned subsidiary of the Company, entered into a Reimbursement Agreement with certain related third parties to provide to The CIT Group/Commercial Services, Inc. (``CIT''), the primary lender to LCL , irrevocable standby letters of credit and cash in the aggregate amount of $1,700,000 to serve as additional collateral against which CIT would lend additional working capital to LCL pursuant to CIT's lending arrangements with LCL.

The arrangement with CIT for the additional financing secured by the additional collateral expires on February 28, 1996. On that date, in the event that CIT shall have applied any of the additional collateral to LCL's obligations to CIT, LCL will reimburse the parties for the collateral so applied by CIT, such reimbursement to be made in the ordinary course of business or in the event LCL refinances its indebtedness. Alternatively, the parties may at any time after February 28, 1996 receive shares of the Company's Common Stock as reimbursement for the collateral applied by CIT to LCL's obligations by CIT. Each party would receive that number of shares that has a value equal to the amount of such party's collateral that is applied by CIT; for purposes of the agreement, the Company's Common Stock will be deemed to have a value of $1.25 per share.
In consideration for providing the additional collateral, on February 28, 1996 the parties will receive a total approximately of 400,000 shares of Common Stock of the Company in proportion to the amount of additional collateral initially provided by them.

                                 Exhibit Index
                                 -------------

   3(1)   Certificate of Incorporation of the Company. Incorporated herein by reference to the Company's Proxy Statement for its 1991 Annual Meeting of Shareholders, Exhibit B thereto.
  3(2)    Bylaws of the Company. Incorporated herein by reference to the
     Company's Proxy Statement for its 1991 Annual Meeting of Shareholders, Exhibit C thereto.
  4(1)    Specimen Certificate of Common Stock, par value $0.30 per share, incorporated herein by reference from Registration Statement on Form S-1, File Number 2-18743, Exhibit 4 thereto.
  4(2)    12% Convertible Subordinated Debenture due 1994, incorporated herein by reference to the Report on Form 8-K filed January 4, 1990, Exhibit 28(a) thereto.
  4(3)    Registration rights agreement dated as of December 20, 1989, by and between the Company and Rosalco, Inc., incorporated herein by reference to the Report on Form 8-K filed January 4, 1990, Exhibit 28(c) thereto.
10(1)*    1981 Incentive Stock Option Plan, as amended as of December 15, 1989, incorporated herein by reference to the Annual Report on Form 10-K for the year ended April 30, 1990, Exhibit 10(1) thereto.
10(2)     Notes and Loan and Security Agreements (Inventory & Accounts
     Receivable) each dated as of January 20, 1992, between Jayark Corporation, AVES Audio Visual Systems, Inc., Rosalco, Inc., Rosalco Woodworking Inc., Diamond Press Company, and State Street Bank & Trust Company of Boston, Massachusetts, incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1992, Exhibit 10(3) thereto.
10(3)     Letter Agreement dated December 6, 1989, among Arthur Cohen, Burton I.
     Koffman, and Richard E. Koffman. Incorporated herein by reference to the Annual Report on Form 10-K for the year ended April 30, 1990, Exhibit 10(3) thereto.
10(4)     Indemnity escrow Agreement dated as of December 20, 1989, by and between the Company, Rosalco, Inc. and certain individuals named therein, incorporated herein by reference to the Report on Form 8-K filed January 4, 1990, Exhibit 28(c) thereto.
10(5)     Factoring Agreements dated as of February 7, 1992, by and between the
     Company, Pilgrim Too Sportswear, Inc., J.F.D. Distributors, Inc., and others named therein, and Barclays Commercial Corporation, incorporated herein by reference to the Annual Report on Form, 10-K for the year ending April 30, 1992, Exhibit 10(10) thereto
10(6)     Diamond Press Asset Sale and Purchase Agreement dated as of November
     23, 1992 by and between the Company and Harstan, Inc, incorporated herein by reference to the Company's Form 8-K, as amended, as of November 23, 1992, Exhibit 2 thereto.
10(7)     Asset Sale and Lease Termination Agreement, by and between Pilgrim Too
     Manufacturing Company, Inc., New Images, Inc, Victor Freitag, Jr. and wife Gilbert R. Freitag, and Robert E. Skirboll and wife Robin T. Skirboll, dated as of April 2, 1993; Asset Purchase Agreement by and between the Company, Pilgrim Too Sportswear, Inc, Pilgrim Too Manufacturing Company, Inc, Stage II Apparel Corp., Shambuil Ltd., and Pilgrim II Apparel Corp., dated as of April 2, 1993; both incorporated herein by reference to the Company's Form 8-K as of April 2, 1993, Exhibits thereto.
10(8)     Amendment to certain Notes and Loan and Security Agreements each dated as of January 20, 1992, incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1993, Exhibit 10(8) thereto.
10(9)     Amendment to certain Notes and Loan and Security Agreements each dated as of December 31, 1993 incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1994, Exhibit 10(9) thereto.
10(10)    Asset Purchase Agreement, dated June 5, 1995, among LIB-Com Ltd.,
     Liberty Bell Christmas, Inc., Ivy Mar Co., Inc., Creative Home Products, Inc., and Liberty Bell Christmas Realty, Inc. as the sellers and LCL International Traders, Inc. as the buyer, incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(a) thereto.
10(11)    Asset Purchase Agreement, dated June 5, 1995, between Award
     Manufacturing Corporation as the seller, and LCL International Traders, Inc., as the buyer, incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(b) thereto.
10(12)    Guarantee Agreement, dated June 5, 1995, by Award Manufacturing
     Corporation in favor of LCL International Traders, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(c) thereto.
10(13)    Guarantee Agreement, dated June 5, 1995, by LIB-Com Ltd., Liberty Bell
     Christmas, Inc., Ivy Mar Co., Inc., Creative Home Products, Inc., and Liberty Bell Christmas Realty, Inc. in favor of LCL International Traders, Inc., , incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(d) thereto.
10(14)    Promissory Note of LCL International Traders, Inc., due July 29, 1998,
     payable to the order of Commerzbank AG, Hong Kong Branch, , incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(e) thereto.
10(15)    Confirmation Letter agreement, dated June 22, 1995, among Citibank,
     N.A., Commerzbank AG, Bayerische Vereinsbank AG, LCL International Traders, Inc., and Jayark Corporation, , incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(f) thereto.
10(16)    Factoring Agreement dated June 23, 1995, between LCL International
     Traders, inc. and The CIT Group/Commercial Services, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 99(a) thereto.
10(17)    Inventory Security Agreement dated June 23, 1995, between LCL
     International Traders, Inc. and The CIT Group/Commercial Services, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 99(b) thereto.
10(18)    Letter Agreement dated June 23, 1995, between LCL International
     Traders, Inc. and The CIT Group/Commercial Services, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 99(c) thereto.
10(19)    Letter Agreement dated June 23, 1995, between LCL International
     Traders, Inc. and The CIT Group/Commercial Services, Inc., Liberty Bell Christmas, Inc., Ivy Mar Co., Inc., and Creative Home Products, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 99(d) thereto.
10(20)    Amendment to certain Notes and Loan and Security Agreements each dated as of December 31, 1994
11   Computation of Earnings Per Share
22 Subsidiaries: AVES Audio Visual Systems, Inc., (wholly-owned by the Company); Rosalco, Inc. (wholly-owned by the Company); Pilgrim Too Sportswear, Inc. (wholly-owned by the Company); J.F.D. Distributors, Inc. (wholly-owned by Pilgrim Too Sportswear, Inc.);Pilgrim Too Manufacturing Company, Inc. (wholly-owned by Pilgrim Too Sportswear, Inc.), LCL International traders, Inc.(wholly-owned by the Company).
23(1)     Consent of KPMG Peat Marwick LLP

* - Management Compensation Plan

                           Exhibit 11
            JAYARK CORPORATION  AND SUBSIDIARIES
               EARNINGS PER SHARE COMPUTATIONS
                                                    April 30,
                                            1995      1994      1993
GIVEN:
Weighted Average Shares                   6,778,272 6,682,344  6,704,848
Income (Loss) From Continuing Operations    773,293   980,330     41,015
Loss From Discontinued Operations               -     (36,080)(1,809,780)
Cumulative effect of the change for
 income tax accounting                          -     108,074        -
Net Income                               $  773,293 1,052,324 (1,768,765)
Dividends                                $      -         -          -
Average Closing Bid                      $   0.6209    0.4345     0.5198
Closing Bid Price                        $   0.8750    0.6250     0.3750
Dilutive Option Price                    $   0.8750    0.6250     0.5198

DILUTIVE SECURITIES:

Shares:
Subordinated Debentures                  $1,500,000 1,800,000  2,000,000
$1.50 Conversion Price                   $     1.50      1.50       1.50
Net Convertible Shares                    1,000,000 1,200,000  1,333,333

INTEREST EXPENSE:
Subordinated Debentures                 $ 1,500,000 1,800,000  2,000,000
12% Semi Annual                             180,000   216,000    240,000
Weighted Average                            180,000   216,000    240,000
Net of 34% Tax                          $   118,800   142,560    158,000

STOCK OPTIONS (Prime):
Number Employee Stock Options               427,500  467,500     175,000
Multiplied by the Option Price          $      0.49     0.55        1.33
                                        $   210,292  256,437     233,250
Divided By The Average Market Bid       $    0.6209   0.4345      0.5198
Yields Required  Shares                     338,689  590,223     448,752
Net Additional Shares                        88,811 (122,723)   (273,752)

STOCK OPTIONS (Dilutive):
Number Employee Stock Options               427,500  467,500     175,000
Multiplying by the Option Price         $      0.49     0.55        1.33
                                        $  210,292   256,437     233,250
Divided By Higher of Average Market     $   0.8750    0.6250      0.5198
Yields Required Shares                     240,334   410,300     448,752

Net Additional Shares                      187,166    57,200    (273,752)

CALCULATION (PRIME):
Income From Continuing Operations          773,293   980,330      41,015
Loss From Discontinued Operations              -     (36,080) (1,809,780)
Cumulative effect of the change
 for income tax                                -     108,074         -
Net Income                                 773,293 1,052,324  (1,768,765)
Divided By:
Average Outstanding Shares               6,778,272 6,682,344   6,704,848
Stock Options                               88,811       -          -
Total                                    6,867,083 6,682,344   6,704,848

EARNINGS PER COMMON SHARE
From Continuing Operations                $   0.11      0.15        0.01
From Discontinued Operations                   -       (0.01)      (0.27)
Cumulative effect of the change for
 income tax change                             -        0.02          -
 Net Income                               $   0.11      0.16       (0.26)

CALCULATION (FULLY DILUTIVE)
Income From Continuing Operations          773,293   980,330      41,015
Plus Interest Savings                      118,800   142,560     158,400
Loss From Discontinued Operations              -     (36,080) (1,809,780)
Cumulative effect of the change for
 income tax change                             -     108,074         -
Net Income                                 892,093 1,194,884  (1,610,365)
Divided By:
Average Outstanding Shares               6,778,272 6,682,344   6,704,848
Convertible Shares                       1,000,000 1,200,000   1,333,333
Stock Options                              187,166   57,200          -
Total                                    7,965,438 7,939,544   8,038,181

EARNINGS PER COMMON SHARE FULLY DILUTED
From Continuing Operations                 $  0.11      0.14        0.02
From Discontinued Operations                     -        -        (0.23)
Cumulative effect of the change for
 income tax change                               -       .01          -
 Net Income                               $   0.11      0.15       (0.21)