Form 10-Q
period 1995-07-31
JAYARK CORP
filed 1995-09-14
CIK 53260

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: JULY 31, 1995
                               --------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                              --------------------------

                                      0-3255
                              --------------------
                            (Commission File Number)

                               JAYARK CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  13-1863419
 ----------------------------                   ------------------------
(State of incorporation)                (I.R.S.Employer Identification No.)

                  POST OFFICE BOX 741528, HOUSTON, TEXAS 77274
                  --------------------------------------------
              (Address of principal executive offices ) (Zip Code)


                                 (713) 783-9184
               --------------------------------------------------
              (Registrant's telephone number, including area code)

(Former name,  former address and fiscal year,  if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X ] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
               Class                         Outstanding at July 31, 1995
     ------------------------------          ----------------------------

     COMMON STOCK $0.30 PAR VALUE                 7,978,799

Part I.
Item 1.
JAYARK CORPORATION  AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Dollars Expressed In Thousands

Assets                                   7/31/95  4/30/95
Current Assets:                        (Unaudited)
Cash and Cash Equivalents    		 $  557 $   1,177
Accounts & Other Receivables - Net	 12,255     5,769
Federal Income Taxes Receivable 	    374       -
Inven                         		 14,906     8,533
Deferred Federal Income Taxes   	    296       296
Other Current Assets            	    784       379
					 -------   ------
Total Current Assets           		 29,172    16,154

Non Current Assets
Plant & Equipment - Net       		  1,028       988
Excess Cost Over Net Assets of
Businesses Acquired - Net                   327       333
Deferred Federal Taxes  		     52        52
					  ------   ------
Total Non Current Assets 	          1,407     1,373

Total Assets                            $30,579 $  17,527
					========   =======
Liabilities & Stockholders' Equity
Current Liabilities
Notes Payable & Lines of Credit		$11,292 $   5,545
Current Maturities of Long Term Debt        250        24
Trade Accounts Payable & Accruals         5,359       998
Accrued Liabilities                         312       339
Other Current Liabilities                   727       464
					 ------     -----
Total Current Liabilities                17,940     7,370

Non Current Liabilities
Long Term Obligations                     2,176        43
Subordinated Debentures                   1,250     1,500
					  -----     -----
Total Non Current Liabilities   	  3,426     1,543
					 ------   -------
Total Liabilities                        21,366     8,913

Stockholders' Equity
Common stock of $.30 par value.
 Authorized 10,000,000
 Shares; Issued and Outstanding
 7,978,799 at  July 31, 1995
 and 6,978,799 at April 30, 1995          2,394    2,094
Additional paid-in capital                7,967    7,110
Retained Earnings (Deficit)              (1,148)    (590)
					  ------   ------
Total Stockholders' Equity                9,213    8,614

Total Liabilities & Stockholder		$30,579  $17,527
					 ======  =======
See accompanying notes to consolidated financial statements

JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(Dollars Expressed in Thousands Expressed In Thousands)
(Unaudited)
                                               Three Months Ended
                                              7/31/95   7/31/95
Continuing Operations:
Net Revenues              	 $   12,644 $   10,674
  Costs & Expenses
Cost of Revenues             	       9,964     8,066
Selling, General and Administra	       3,147     2,441
Interest                       		 378       166
				      ------    ------
Total Costs & Expenses       	      13,489    10,673

Pre Tax Earnings                      ------     -----
From Continuing Operations    	        (845)        1

Provision For Income Taxes    	        (287)        -
				     -------- ---------
Income From Continuing Operation	(558)        1

Discontinued Operations:
Income (Loss) From Discontinued Operations,
Net of Income Taxes    	                   -        8
				      -------  -------
Net Income             		     $  (558) $     9
				     ======== =======
Primary Earnings per Common Share:
Continuing Operations                $   (0.07)$    -
Discontinued Operations              $    -    $    -
				     ---------- ------
Net Income                           $   (0.07)$    -
				     ========== ======
Weighted Average Common Shares:
Primary                               7,858,721 6,614,079
				      ========= =========
See accompanying notes to consolidated  financial statements

JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
For The Three Month Periods Ending
(Dollars Expressed in Thousands)
                                    (Unaudited)
                                                  7/31/95     7/31/94
Cash Flows From Operating Activities
Net Income From Continuing Operations  		$    (558) $       1
Depreciation and Amortization           	       83          6
Changes In:
 Accounts and Other Receivable           	   (6,486)        55
 Federal & State Income Taxes Receivable 	     (374)         -
 Inventories                                       (6,373)      (706)
 Other Current Assets                        	     (405)      (100)
 Notes Payable                          	    5,747       (321)
 Current Maturities of Long Term Obligations          226        (39)
 Accounts Payable                        	    4,361       (183)
 Accrued Liabilities                                  (27)        94
 Federal & State Income Taxes Payable       	        -        (82)
 Other Liabilities                       	      263         109
						--------- -----------
Net Cash Provided By (Used In) Operating	   (3,543)     (1,166)

Net Income (Loss) From Discontinued Operation           -          8

Cash Flows From Investing Activities
 Capital Expenditures                    	      (117)        30
 Purchase of subsidiary                  	     1,157         -
 Net Liabilities of Discontinued Operations              -        399
						     -----       -----
Net Cash Provided By (Used In) Investing	     1,040        429

Cash Flows From Financing Activities
 Long Term Obligations                  	      1,883        37
 Treasury Stock                                 	  -       (13)
						      -----     ------
Net Cash Provided By (Used In) Financing 	      1,883        24

Net Increase (Decrease) in Cash          	       (620)      (705)
Cash & Equivalents at Beginning of Period             1,177        777
						  ----------  ---------
Cash & Equivalents at End of Period 		  $     557  $      72
						  =========  ==========
See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.The condensed balance sheet of Jayark Corporation and subsidiaries (the
  ``Company''), as of July 31, 1995, and the related condensed statements of operations and cash flows for the three months ended July 31, 1995 and 1994 are unaudited. The condensed consolidated balance sheet as of April 30, 1995 has been derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the years ended April 30, 1995 and 1994, included in the Company's report on Form 10-K, as filed with the Securities and Exchange Commission.

2.The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.

3.The provision for income taxes is calculated using the estimated annual effective Federal tax rate. The Company adopted Statement of Financial Accounting Standard Number 109 (``SFAS 109'') effective May 1, 1993. SFAS 109 changes the criteria for the recognition and measurement of deferred tax assets, including net operating loss carry forward.

4.During fiscal 1993, the Company sold substantially all operating assets and discontinued operations of it's Printing & Graphics and Sportswear subsidiaries.

5.Certain reclassifications have been made in the 1994 financial statements to conform and be consistent with the presentation used in 1995.

6.On June 27, 1995, LCL International Traders, Inc., (``LCL'' or the `Seasonal subsidiary''), a wholly-owned subsidiary of the Company, completed the acquisition of substantially all the assets and business of a group of affiliated companies engaged in the import and distribution of seasonal and promotional merchandise. The sellers, located in Hong Kong and Central Islip, New York, have operated under the trade names ``Liberty Bell Christmas'', ``Ivy Mar'' ``Creative Home Products'' and ``Award Manufacturing''. LCL acquired these trade names as part of the transaction. Please refer to the Company's report on Form 8-K, dated June 27, 1995.

                                    ITEM 2.

   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF
                                   OPERATIONS

THREE MONTHS ENDED JULY 31, 1995 AS COMPARED TO THREE MONTHS ENDED JULY 31, 1994
--------------------------------------------------------------------------------

                                  NET REVENUES

     Consolidated Revenues of $12,644,000 represents an increase of $1,970,000, or 18.5%, as compared to the same period in 1994. The Audio Visual subsidiary's revenues increased $29,000, or 1.0%, compared to last year. The Household subsidiary's sales decreased $903,000, or 11.5%, as compared to the same period last year, due to the very soft retail environment. The new Seasonal subsidiary's sales for its initial reporting period were $2,844,000 .

                                COST OF REVENUES

     Consolidated Cost of Revenues of $9,964,000 increased $1,898,000, or 23.5%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $45,000, or 1.9%, associated with the increase in sales. The cost of revenues for the Household subsidiary decreased $545,000, or 9.5%, corresponding to the decrease in sales. The new Seasonal subsidiary's cost of sales were $2,389,000 .

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated Expenses of $3,147,000 increased $706,000, or 28.9%, as compared to the same period last year. The Audio Visual subsidiary decreased its expenses by $24,000, or 6.4% as compared to the same period last year primarily as a result of a organizational changes in the Advanced Video Technology division. Household subsidiary expenses decreased $138,000 or 7.1%, reflecting a reduction of resources allocated to administrative support functions as a result of the reduced sales levels. Seasonal subsidiary expenses were $900,000 for the period. Corporate expenses decreased $32,000 or 27.6%, accounting for the balance of the total increase in expenses.

                                INTEREST EXPENSE
     Consolidated Interest Expense of $378,000 increased $166,000, or 127.7%, due to increased levels of borrowings for both operating working capital and acquisition of the Seasonal subsidiary.


                             PRE-TAX INCOME (LOSS)

     Consolidated Pre-Tax Income(loss) (from continuing operations) of ($845,000) decreased $856,000, as compared to the same period last year. This loss was realized primarily because of: i}start-up expenses of the new Seasonal subsidiary, and ii) results of operations of the new Seasonal subsidiary during the first fiscal quarter, historically the least profitable quarter for the Seasonal subsidiary.

                               NET INCOME (LOSS)

     Consolidated (Losses) of ($558,000) decreased $567,000,as compared the same period last year due to the foregoing..

                        LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth the ratio of consolidated current assets divided by consolidated current liabilities of the Company at the dates indicated:

     Current Ratios
                         July 31, 1995            April 30, 1995
                         ---------------          --------------
                              1.63                 2.19

     In January of 1992, the Company renewed and extended a financing arrangement with State Street Bank and Trust Company to make available a total of $20,300,000 a combination of revolving lines of credit and term loans. The term loans were repaid in January 1995. This financing arrangement was used to consolidate existing financing, to pay for the Household subsidiary acquisition, and to provide available working capital for continuing operations.

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

     Consolidated open lines of credit, available to the Audio Visual and Household subsidiaries from their associated financing agreements, were $1,083,000 on July 31, 1995, as compared to $3,355,000 the previous year. It is management's opinion that operating expenses, as well as obligations coming due, will be met by cash on hand, future cash flows from operations and available lines of credit.

     In June 1995, the Company's wholly-owned Seasonal subsidiary entered into a factoring and related financing arrangement with The CIT Group/Commercial Services, Inc. (``IT''), the Seasonal subsidiary's primary lender.

     During August 1995, the Company, the Seasonal subsidiary and the Household subsidiary, each a wholly-owned subsidiary of the Company, entered into a Reimbursement Agreement with certain related third parties to provide to CIT, the primary lender to the Seasonal subsidiary, irrevocable standby letters of credit and cash in the aggregate amount of $1,700,000 to serve as additional collateral against which CIT would lend additional working capital to Seasonal subsidiary pursuant to CIT's lending arrangements with the Seasonal subsidiary.

     The arrangement with CIT for the additional financing secured by the additional collateral expires on February 28, 1996. On that date, in the event that CIT shall have applied any of the additional collateral to the Seasonal subsidiary's obligations to CIT, Seasonal subsidiary will reimburse the parties for the collateral so applied by CIT, such reimbursement to be made in the ordinary course of business or in the event the Seasonal subsidiary refinances its indebtedness. Alternatively, the parties may at any time after February 28, 1996 receive shares of the Company's Common Stock as reimbursement for the collateral applied by CIT to the Seasonal subsidiary's obligations by CIT. Each party would receive that number of shares that has a value equal to the amount of such party's collateral that is applied by CIT; for purposes of the agreement, the Company's Common Stock will be deemed to have a value of $1.25 per share.

     In consideration for providing the additional collateral, on February 28, 1996 the parties will receive a total approximately of 400,000 shares of Common Stock of the Company in proportion to the amount of additional collateral initially provided by them.

     The Company's cash balance has decreased significantly due primarily to reduction of debt, increased investment in inventories to support an anticipated increase in sales typical during the second quarter of the fiscal year, and the purchase of the Seasonal subsidiary. There are no material commitments planned for capital expenditures as of the latest fiscal period, other than normal retirements and replacements.


                            PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Not Applicable

ITEM 2.   CHANGES IN SECURITIES.

     Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

ITEM 5.   OTHER INFORMATION.

          On June 27, 1995, LCL International Traders, Inc., a wholly owned subsidiary of Jayark Corporation (the `Company''), completed the acquisition of substantially all the assets and business of certain affiliated companies (the ``ellers''), engaged in the import and distribution of seasonal and promotional merchandise.

     The Company's Form 8-K dated June 27, 1995 reporting the event was filed in a timely manner and stated that the required financial statements for the acquired business were to be filed as an amendment to the June 27, 1995 Form 8-K, as soon as practicable, but not later than September 11, 1995.

     The Company received via facsimile transmission on September 7, 1995, a copy of a letter to Lib-Com Ltd., the parent company within the group of companies comprising the Sellers, from Coopers & Lybrand (the `Auditors''), the Sellers auditors. This letter stated that: `the client-auditor relationship between Lib-Com Ltd and Coopers & Lybrand L.L.P. has ceased.''The Company had not previously been advised that the Auditors would not complete the audit of the Sellers' financial statements and had planned to include such audited financial statements in a timely amendment to the Company's June 27, 1995 Form 8-K. The Auditors have not advised the Company as to the reason for the termination of the client-auditor relationship between the Auditors and Sellers.

     Due to the Auditor's withdrawal, the audit of the most recent fiscal year
(1995) of the Sellers was not completed as scheduled. The Company is unable to file the required 1995 audited financial statements at this time.

     The Company is attempting to make immediate arrangements with other auditors to determine the Company's ability to obtain an audit of the most recent fiscal year (1995) of the Sellers.

     In anticipation of a request by the Company to the Auditors to grant their consent to include their previously issued report on the audited financial statements of the Seller for the preceding two fiscal years (1994 and 1993), the letter from the Auditors also stated that they would consider consenting to the inclusion of their report on the audited financial statements of those years in a filing to be supplied to the Securities Exchange Commission to be new engagements and that they would be unlikely to accept such engagements.

     Due to the Auditors, statements rejecting the inclusion of their report on the Sellers' financial statements for the fiscal years 1994 and 1993, the Company is unable to file the required audited financial statements of the Seller for fiscals 1994 and 1993.

     The Company is seeking to make immediate arrangements with other auditors to determine the Company's ability to obtain an audit of the preceding two fiscal years (994 and 1993), of the Sellers.

     Due to the foregoing it is also impracticable for the Company to provide the required pro forma financial information at this time. The Company cannot prepare the required pro forma financial information until the underlying audited financial statements are available; if and when such statements are available, the pro forma financial information will be prepared as soon as practicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit 11. - Earnings per share computations.
     (b) Reports on 8-K
          Form 8-K dated June 27, 1995


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JAYARK CORPORATION
------------------


Registrant

     /s/ David L. Koffman                         September 14, 1995
     ------------------------------               ------------------


     David L. Koffman, President
     Chief Executive Officer

     /s/ Clay Whitehead                           September 14, 1995
     -------------------------                    ------------------


     Clay Whitehead, Controller,
     Chief Financial Officer


Exhibit 11
JAYARK CORPORATION AND SUBSIDIARIES
EARNINGS PER SHARE COMPUTATIONS
                                                      July 31,
                                                   1995     1994
GIVEN:
Weighted Average Shares            		7,641,842	6,614,079
Income (Loss) From Continuing Operations	$(558,000)	    1,000
Income From Discontinued Operations                     -           8,000
Net Income                                      $ (558,000)         9,000
Dividends                         		$     - 	$      -
Average Closing Bid              		$   1.1692  	   0.6240
Closing Bid Price                		$   1.1250         0.7500

Dilutive Option Price            		$   1.1692         0.7500
DILUTIVE SECURITIES:
Shares:
Subordinated Debentures          		$ 1,500,000	1,800,000
$1.50 Conversion Price           		$      1.50	$    1.50
Net Convertible Shares             		  1,000,000	1,200,000

INTEREST EXPENSE:
Subordinated Debentures          		$ 1,500,000	1,800,000
12% Semi Annual                     		    180,000  	  216,000
Weighted Average                                     45,378        54,454
Net of 34% Tax                  		 $   29,949        35,939

STOCK OPTIONS (Prime):
Number Employee Stock Options       		     367,500      467,500
Multiplied by the Option Price  		 $      0.48	$    0.47
                                 		  $  176,106      219,819
Divided By The Average Market Bid		  $   1.1692       0.6240
Yields Required  Shares            		     150,621      352,273
Net Additional Shares                                216,879      115,227

CALCULATION (PRIME):
Income From Continuing Operations   		    (558,000)      1,000
Loss From Discontinued Operations    			    -      8,000
Net Income                          		    (558,000)      9,000

Divided By:
Average Outstanding Shares          		 7,641,842	6,614,079
Stock Options                        		   216,879              -
Total                               		 7,858,721	6,614,079

EARNINGS PER COMMON SHARE
From Continuing Operations        		 $   (0.07)  		-
From Discontinued Operations   			         -              -
Net Income                         		 $   (0.07)             -

CALCULATION (FULLY DILUTIVE)
Income From Continuing Operations    		   (558,000)        1,000
Plus Interest Savings                 		     29,949        35,939
Loss From Discontinued Operations    		          -         8,000
Net Income                           		   (528,051) 	   44,939
Divided By:
Average Outstanding Shares           		  7,641,842	6,614,079
Convertible Shares                   		  1,000,000	1,200,000
Stock Options                       		    216,879       174,409
Total                                  	          8,858,721	7,988,488

EARNINGS PER COMMON SHARE FULLY DILUTED
From Continuing Operations         		  $   (0.06)    	-
From Discontinued Operations           			  -             -
Net Income                        		  $   (0.06)	 $      -