Form 10-K/A
period 1995-04-30
JAYARK CORP
filed 1995-11-07
CIK 53260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A1
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                    For the fiscal year ended APRIL 30, 1995
                                              --------------
                                       or
    [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
       For the Transition period from                    to
                                     --------------------  -------------

                         Commission File Number 0-3255

                               JAYARK CORPORATION
                        -------------------------------

             (Exact name of registrant as specified in its charter)

                     DELAWARE                          13- 1863419
    -----------------------------------------     ----------------------
(State or jurisdiction of incorporation or organization)
                                         (I.R.S. Employer Identification No.)

        P.O. BOX 741528, HOUSTON, TEXAS       77274
    ------------------------------------      --------------------
  (Address of principal executive office)     (Zip Code)

    Telephone number, including area code:        (713) 783-9184
                                                  ------------------------
    Securities registered pursuant to Section 12(b) of the Act:
    NONE
    ------------------------------

    Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                                 -------------
    PAR VALUE $.30 PER SHARE
    ------------------------

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

     Documents incorporated by reference: 1995 Proxy Statement.

                                 Exhibit Index
                                 -------------

   27     Financial data schedule


                                   Exhibit 27

[ARTICLE]                                                      5
[LEGEND]
[RESTATED]
[CIK]                                                 0000053260
[NAME]
[MULTIPLIER]                                                 1.0
[CURRENCY]                                                   USD
[FISCAL-YEAR-END]                                        4/30/95
[PERIOD-START]                                            5/1/94
[PERIOD-END]                                             4/30/95
[PERIOD-TYPE]                                             12-mos
[EXCHANGE-RATE]

[CASH]                                                 1,176,700
[SECURITIES]                                                   0
[RECEIVABLES]                                          5,250,957
[ALLOWANCES]                                             496,319
[INVENTORY]                                            8,533,290
[CURRENT-ASSETS]                                      16,153,792
[PP&E]                                                   988,602
[DEPRECIATION]                                         1,919,618
[TOTAL-ASSETS]                                        17,527,066
[CURRENT-LIABILITIES]                                  7,370,012
[BONDS]                                                        0
[COMMON]                                               2,093,639
[PREFERRED-MANDATORY]                                          0
[PREFERRED]                                                    0
[OTHER-SE]                                                     0
[TOTAL-LIABILITY-AND-EQUITY]                          17,527,066
[SALES]                                               48,393,370
[TOTAL-REVENUES]                                      48,393,370
[CGS]                                                 36,356,232
[TOTAL-COSTS]                                         10,279,511
[OTHER-EXPENSES]                                               0
[LOSS-PROVISION]                                               0
[INTEREST-EXPENSE]                                       893,124
[INCOME-PRETAX]                                        1,239,432
[INCOME-TAX]                                             466,139
[INCOME-CONTINUING]                                      773,293
[DISCONTINUED]                                                 0
[EXTRAORDINARY]                                                0
[CHANGES]                                                      0
[NET-INCOME]                                             773,293
[EPS-PRIMARY]                                               0.11
[EPS-DILUTED]                                               0.11