Form 10-Q/A
period 1995-07-31
JAYARK CORP
filed 1995-11-07
CIK 53260

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q/A1

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

                                      0-3255
                              --------------------

                            (Commission File Number)

                               JAYARK CORPORATION
                        --------------------------------

             (Exact name of registrant as specified in its charter)

             DELAWARE                                        13-1863419
   ----------------------------                      ------------------------
 (State or other jurisdiction of incorporation) (I.R.S.Employer Identification No.)

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

                                YES [X ] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
               Class                         Outstanding at July 31, 1995
     ------------------------------          ----------------------------

     COMMON STOCK $0.30 PAR VALUE                 7,978,799

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit 27. - Financial data schedule

                      Exhibit 27. Financial Data Schedule

[ARTICLE]                                                      5
[LEGEND]
[RESTATED]
[CIK]                                                 0000053260
[NAME]
[MULTIPLIER]                                               1,000
[CURRENCY]                                                   USD
[FISCAL-YEAR-END]                                     04/30/1996
[PERIOD-START]                                        05/01/1995
[PERIOD-END]                                          07/31/1995
[PERIOD-TYPE]                                              3-mos
[EXCHANGE-RATE]

[CASH]                                                       557
[SECURITIES]                                                   0
[RECEIVABLES]                                             12,255
[ALLOWANCES]                                                   0
[INVENTORY]                                               14,906
[CURRENT-ASSETS]                                          29,172
[PP&E]                                                     1,028
[DEPRECIATION]                                             1,997
[TOTAL-ASSETS]                                            30,579
[CURRENT-LIABILITIES]                                     17,940
[BONDS]                                                        0
[COMMON]                                                   2,394
[PREFERRED-MANDATORY]                                          0
[PREFERRED]                                                    0
[OTHER-SE]                                                     0
[TOTAL-LIABILITY-AND-EQUITY]                              30,579
[SALES]                                                   12,644
[TOTAL-REVENUES]                                          12,644
[CGS]                                                      9,964
[TOTAL-COSTS]                                             13,111
[OTHER-EXPENSES]                                               0
[LOSS-PROVISION]                                               0
[INTEREST-EXPENSE]                                           378
[INCOME-PRETAX]                                            (845)
[INCOME-TAX]                                               (287)
[INCOME-CONTINUING]                                        (558)
[DISCONTINUED]                                                 0
[EXTRAORDINARY]                                                0
[CHANGES]                                                      0
[NET-INCOME]                                               (558)
[EPS-PRIMARY]                                             (0.07)
[EPS-DILUTED]                                             (0.07)