Form 10-Q
period 1995-10-31
JAYARK CORP
filed 1995-12-15
CIK 53260

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: OCTOBER 31, 1995
                               -----------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _____________________


                                    0-3255
                                    --------
                            (Commission File Number)

                               JAYARK CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                         13-1863419
                ------------                       ------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No)

                  POST OFFICE BOX 741528, HOUSTON, TEXAS 77274
                  --------------------------------------------
              (Address of principal executive offices ) (Zip Code)

                                 (713) 783-9184
                               ------------------
              (Registrant's telephone number, including area code)

  -----------------------------------------------------------------------------
 (Former name,  former address and fiscal year,  if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X ] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
           Class                   Outstanding at October 31, 1995
     -------------------------     -------------------------------

     COMMON STOCK $0.30 PAR VALUE                 7,978,799

                                    PART I.

                                    ITEM 1.

                      JAYARK CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (Dollars Expressed In Thousands)

ASSETS                                        10/31/95           04/30/95

Current Assets:                                (UNAUDITED)
 Cash and Cash Equivalents                     $ 1,872            $ 1,177
 Accounts & Other Receivables - Net              6,367              5,769
 Inventories                                    18,734              8,533
 Deferred Federal Income Taxes                     296                296
 Other Current Assets                              785                379
						------             ------
Total Current Assets                            28,054             16,154

Non Current Assets
 Plant & Equipment - Net                         1,004                988
 Excess Cost Over Net Assets of
   Businesses Acquired - Net                       322                333
 Other Assets                                      264                  -
 Deferred Federal Income Taxes                      52                 52
						 -----              -----
Total Non Current Assets                         1,642              1,373

					       -------            -------
TOTAL ASSETS                                   $29,696            $17,527
					       =======            =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Notes Payable & Lines of Credit               $ 7,621            $ 5,545
 Current Maturities of Long Term                   745                 24
 Obligations
 Trade Accounts Payable                          8,008                998
 Accrued Liabilities                               539                339
 Federal & State Income Taxes Payable            (585)                464
 Other Current Liabilities                         925                  -
						------              -----
Total Current Liabilities                       17,253              7,370

Non Current Liabilities
 Long Term Obligations                              45                 43
 Subordinated Long Term Note                     2,204              1,500
 Subordinated Debentures                         1,400              1,500
						 -----              -----
Total Non Current Liabilities                    3,649              3,043

						------             ------
Total Liabilities                               20,902             10,413

Stockholders' Equity
 Common stock of $.30 par value. Authorized
 10,000,000
 Shares; Issued and Outstanding
 6,978,799 at
 at April 30, 1995 and 7,978,799 at              2,394              2,094
 October 31, 1995
 Additional paid-in capital                      7,967              7,110
 Retained Earnings (Deficit)                   (1,567)              (590)
						 -----              -----
Total Stockholders' Equity                       8,794              8,614

					       -------            -------
TOTAL LIABILITIES & STOCKHOLDERS'              $29,696            $19,027
EQUITY                                         =======            =======
       See accompanying notes to consolidated financial statements.


                      JAYARK CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
             (Dollars Expressed in Thousands Except per Share Data)
                                  (Unaudited)

                                    Three Months Ended      Six Months Ended
				   --------------------   -------------------
                                   10/31/95    10/31/94   10/31/95   10/31/94
				   --------    --------   --------   --------
CONTINUING
OPERATIONS:
Net Revenues                        $25,742      13,027     38,386     23,701

Costs & Expenses
 Cost of Revenues                    20,964       9,830     30,928     17,896
 Selling, General and                 4,661       2,340      7,808      4,781
 Administrative
 Interest                               753         218      1,131        384
				     ------      ------     ------     ------
Total Costs &                        26,378      12,388     39,867     23,061
Expenses

Pre Tax Earnings (losses)
				      -----         ---    -------        ---
 From Continuing                      (636)         639    (1,481)        640
 Operations

Provision (Credit) For Income         (217)         218      (504)        218
Taxes
				      -----         ---      -----       ----
Income (loss) From Continuing         (419)         421      (977)        422
Operations

DISCONTINUED OPERATIONS:
Income From Discontinued
Operations,
 Net of Income                            -           9          -         17
 Taxes
				   --------        ----   --------      -----
Net Income (loss)                  $  (419)        $430   $  (977)       $439
				   ========        ====   ========      =====

PRIMARY EARNINGS (LOSSES) PER COMMON SHARE:
 Continuing                        $ (0.05)     $  0.06   $ (0.12)    $  0.06
 Operations
 Discontinued Operations                  -           -          -          -
				   --------     --------  --------    -------
 Net Income  (loss)                $ (0.05)     $  0.06   $ (0.12)    $  0.06
				   =========    ========  ========    =======

WEIGHTED AVERAGE COMMON SHARES:
 Primary
                                  8,136,377   6,731,559  8,136,377  6,731,559
				  =========   =========  =========  =========
           See accompanying notes to consolidated financial statements.


                       JAYARK CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statement of Cash Flows
                        For The Six Month Periods Ending
                        (Dollars Expressed in Thousands)
                                   (Unaudited)

                                                    10/31/95         10/31/94
					             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) From Continuing Operations           $(978)             $423
Depreciation and Amortization                             161               52
  Changes In:
  Accounts and Other Receivables                         (598)          (1,900)
  Federal & State Income Taxes Receivable                   -                -
  Inventories                                         (10,201)          (3,105)
  Other Current Assets                                   (406)              21
  Notes Payable                                         1,576            3,464
  Current Maturities of Long Term Obligations             721              (20)
  Accounts Payable                                      7,010             (115)
  Accrued Liabilities                                     200              138
  Federal & State Income Taxes Payable                 (1,049)             158
  Other Liabilities                                     1,425               84
						      -------            -----
Net Cash Provided By (Used In) Operating               (2,139)            (800)
Activities

Net Income (Loss) From Discontinued Operations              -               16

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                   (166)             (42)
  Other Non Current Assets                               (264)                -
  Amounts to fund purchase the Seasonal business        1,058                -
  Net Assets of Discontinued Operations                     -              881
						        -----           ------
Net Cash Provided By (Used In) Investing                  628              839
Activities

CASH FLOWS FROM FINANCING ACTIVITIES
  Long Term Obligations                                 2,206               24
  Acquisition of Treasury Stock                              -            (210)
					                -----             -----
Net Cash Provided By (Used In) Financing                2,206             (186)
Activities
						      -------            ------
Net Increase (Decrease) in Cash                           695             (131)
Cash & Equivalents at Beginning of Period               1,177              777
						      -------            ------
Cash & Equivalents at End of Period                  $  1,872              $646
						     ========            ======
      See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.The condensed balance sheet of Jayark Corporation and subsidiaries (the
  ``Company''), as of October 31, 1995, and the related condensed statements of operations and cash flows for the three and six months ended October 31, 1995 and 1994 are unaudited. The condensed consolidated balance sheet as of April 30, 1995 has been derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the years ended April 30, 1995 and 1994, included in the Company's report on Form 10-K, as filed with the Securities and Exchange Commission.

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

4.During fiscal 1993, the Company sold substantially all operating assets and discontinued operations of its Printing & Graphics and Sportswear subsidiaries.

5.Certain reclassifications have been made in the 1994 financial statements to conform them to and make them consistent with the presentation used in for the 1995 financial statements.

6.On June 27, 1995, LCL International Traders, Inc., (``LCL'' or the `Seasonal subsidiary''), a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets and business of a group of affiliated companies engaged in the import and distribution of seasonal and promotional merchandise. The sellers, located in Hong Kong and Central Islip, New York, have operated under the trade names ``Liberty Bell Christmas'', ``Ivy Mar'' ``Creative Home Products'' and ``Award Manufacturing''. LCL acquired these trade names as part of the transaction. Please refer to the Company's report on Form 8-K, dated June 27, 1995 and subsequent Form 8-K/A1 and Form 8-K/A2 and is herein incorporated by reference.

7.The financial information included in this report for fiscal year 1994 does NOT include financial information related to the Seasonal subsidiary, which began operations on June 27, 1995. This financial information is not currently available, and will be furnished by amendment to this report when it becomes available. For further information regarding the availability of financial information related to the Seasonal subsidiary, please refer to the Company's Current Report on Form 8-K dated June 27, 1995, and Forms 8-K/A1 and 8-K/A2 thereto and is incorporated herein by reference.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION & ANALYSIS OF  RESULTS OF OPERATIONS

(Note: Seasonal subsidiary amounts are NOT included in fiscal 1994 data. Please refer to the Company's report as filed on Form 8-K, 8-K/A1, and 8-K/A2, dated
  June 27, 1995, as it specifically relates to comparative pro forma financial data and is incorporated herein by reference.)
                             --------------------------------

      THREE MONTHS ENDED OCTOBER 31, 1995 AS COMPARED TO OCTOBER 31, 1994
      -------------------------------------------------------------------

                                 NET REVENUES

     Consolidated Revenues of $25,742,000 represents an increase of $12,715,000, or 97.6%, as compared to the same period in 1994. The Audio Visual subsidiary's revenues increased $245,000, or 8.6%, compared to last year. The Household subsidiary's revenues decreased $2,235,000, or 22.0%, as compared to the same period last year. The new Seasonal subsidiary accounts for the balance of the increase in revenues of $14,705,000.

                                COST OF REVENUES

     Consolidated Cost of Revenues of $20,964,000 increased $11,134,000, or 113.3%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $157,000, or 6.5%, associated with the increase in sales. The cost of revenues for the Household subsidiary decreased $1,436,000, or 19.3%, corresponding to the decrease in sales but reflecting higher gross profit. The sales of the new Seasonal subsidiary accounted for the balance of the increase in cost of revenues of $12,413,000.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated Expenses of $4,661,000 increased $2,321,000, or 99.2%, as compared to the same period last year. The Audio Visual subsidiary increased its expenses by $32,000, or 10.0% as compared to the same period last year as a result of increased sales. Household subsidiary expenses decreased $108,000 or 5.5%. The new Seasonal subsidiary contributed $2,462,000 to the increase in total expense. A reduction of corporate expenses of $65,000 or 120.4% accounted for the balance of the change in expenses.

                                INTEREST EXPENSE

     Consolidated Interest Expense of $753,000 increased $535,000, or 245.4%, due to increased levels of borrowings.

                             PRE-TAX INCOME (LOSS)

     Consolidated Pre-Tax Losses (from continuing operations) of ($636,000) was incurred as compared to a profit of $639,000 the same period last year primarily because of the additional expense related to the start-up of the new Seasonal subsidiary.

                                   NET INCOME

     Consolidated Net Losses of ($419,000) was incurred compared to net income of $430,000 during the same period last year primarily because of the increase of expenses at the Seasonal subsidiary and decrease in revenues at the Household subsidiary.


(Note: Seasonal subsidiary amounts are NOT included in fiscal 1994 data. Please refer to the Company's report as filed on Form 8-K, 8-K/A1, and 8-K/A2, dated
  June 27, 1995, as it specifically relates to comparative pro forma financial data and is incorporated herein by reference.)
                             --------------------------------

       SIX MONTHS ENDED OCTOBER 31, 1995 AS COMPARED TO OCTOBER 31, 1994
       -----------------------------------------------------------------


                                  NET REVENUES

     Consolidated Revenues of $38,386,000 represents an increase of $14,685,000, or 62.0%, as compared to the same period in 1994. The Audio Visual subsidiary's revenues increased $274,000, or 4.8%, compared to last year, due to continued expansion of the systems, technical services, and direct sales segment of the subsidiary. The Household subsidiary's sales decreased $3,138,000, or 17.4%, as compared to the same period last year as the subsidiary continues to sell a higher margin product line and sell out of stock inventory versus direct import and container sales. The new Seasonal subsidiary accounted for the balance of the increase in net revenues of $17,549,000.

                                COST OF REVENUES

     Consolidated Cost of Revenues of $30,928,000 increased $13,032,000, or 72.8%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $202,000, or 4.2%, associated with the increase in sales. The cost of revenues for the Household subsidiary decreased $1,981,000, or 15.1%, corresponding to the decrease in sales volume. The new Seasonal subsidiary accounted for the balance of the increase in cost of revenues of $14,811,000.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated Expenses of $7,808,000 increased $3,027,000, or 63.3%, as compared to the same period last year. The Audio Visual subsidiary increased its expenses by $8,000, or 1.2% as compared to the same period last year. Household subsidiary expenses decreased $246,000 or 6.3%. The new Seasonal subsidiary contributed $3,362,000 to the increase in total expense Corporate expenses decreased $97,000 or 57.1%, accounting for the balance of the total increase in expenses.

                                INTEREST EXPENSE

     Consolidated Interest Expense of $1,131,000 increased $747,000, or 194.5%, of which $611,000 related to the new Seasonal subsidiary, and because of increased levels of borrowings.

                             PRE-TAX INCOME (LOSS)

     Consolidated Pre-Tax (Losses) (from continuing operations) of ($1,481,000) was incurred as compared to a pre-tax profit of $640,000 for the same period last year primarily because of the decrease in sales, increase of carrying charges, and acquisition related expenses.

                               NET INCOME (LOSS)

     Consolidated Net (Losses) of ($977,000) was incurred, as compared net income of $436,000 during the same period last year primarily because of the decrease in sales and increase in expenses.

                        LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth the ratio of consolidated current assets divided by consolidated current liabilities of the Company at the dates indicated:

                         October 31, 1995     April 30, 1995

   Current Ratios               1.63              2.19

     In January of 1992, the Company renewed and extended a financing arrangement with a financial institution to make available a total of $20,300,000 in a combination of revolving lines of credit and term loans. The term loans were repaid in January 1995. This financing arrangement was used to consolidate existing financing, to pay for the Household subsidiary acquisition, and to provide available working capital for continuing operations.

     The arrangement with the financial institution was amended in March 1993, to make available a total of $16,325,000 in a combination of revolving lines of credit and term loans. The loan agreement was revised to reflect the payoff of the revolving line and term loan associated with the sale of the Printing & Graphics subsidiary.

     The financing arrangement, was further amended in December 1993, to make available a total of $13,075,000 in combination of revolving lines of credit and term loan. The loan agreement was revised to reflect the recollateralization of certain manufacturing assets of the Household subsidiary, as well as restructuring certain portions of the Company debt from demand notes to revolving lines of credit.

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

     Consolidated open lines of credit, available to the Audio Visual and Household subsidiaries from their associated financing agreements, were $624,000 on October 31, 1995, as compared to $2,717,000 the previous year. Amounts available to the Seasonal subsidiary as of the same date were approximately $954,000 It is management's opinion that operating expenses, as well as obligations coming due, will be met by cash on hand, future cash flows from operations and available lines of credit.

     In June 1995, the Company's wholly-owned Seasonal subsidiary entered into a factoring and related financing arrangement with a commercial finance company, the Seasonal subsidiary's primary lender.

     During August 1995, the Company, the Seasonal subsidiary and the Household subsidiary, each a wholly-owned subsidiary of the Company, entered into a Reimbursement Agreement with certain related third parties to provide to the commercial finance company, the primary lender to the Seasonal subsidiary, irrevocable standby letters of credit and cash in the aggregate amount of $1,700,000 to serve as additional collateral against which the commercial finance company would lend additional working capital to Seasonal subsidiary pursuant to the commercial finance company's lending arrangements with the Seasonal subsidiary.

     The arrangement with the commercial finance company for the additional financing secured by the additional collateral expires on February 28, 1996. On that date, in the event that the commercial finance company shall have applied any of the additional collateral to the Seasonal subsidiary's obligations to the commercial finance company, Seasonal subsidiary will reimburse the parties for the collateral so applied by the commercial finance company, such reimbursement to be made in the ordinary course of business or in the event the Seasonal subsidiary refinances its indebtedness. Alternatively, the parties may at any time after February 28, 1996 receive shares of the Company's Common Stock as reimbursement for the collateral applied by the commercial finance company to the Seasonal subsidiary's obligations by the commercial finance company. Each party would receive that number of shares that has a value equal to the amount of such party's collateral that is applied by the commercial finance company; for purposes of the agreement, the Company's Common Stock will be deemed to have a value of $1.25 per share.

     In consideration for providing the additional collateral, on February 28, 1996 the parties will receive a total approximately of 400,000 shares of Common Stock of the Company in proportion to the amount of additional collateral initially provided by them.

     The Company's cash balance has increased from the previous year end because of profitable operations at the Audio Visual subsidiary and reduced expenses and cash flow in other areas. There are no material commitments planned for capital expenditures as of the latest fiscal period, other than normal retirements and replacements.

                            PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Not Applicable

ITEM 2.   CHANGES IN SECURITIES.

     Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

ITEM 5.   OTHER INFORMATION.

     The financial information included in this report for fiscal year 1994 does NOT include financial information related to the Seasonal subsidiary, which began operations on June 27, 1995. This financial information is not currently available, and will be furnished by amendment to this report when it becomes available. For further information regarding the availability of financial information related to the Seasonal subsidiary, please refer to the Company's Current Report on Form 8-K dated June 27, 1995, and Forms 8-K/A1 and 8-K/A2 thereto and is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit 11. - Earnings per share computations.

     (b) Reports on 8-K

     During the quarter ended October 31, 1995, the Registrant engaged the accounting firm of BDO Seidman, LLP as its independent accountants to audit the consolidated financial statements of the Registrant for the fiscal year ending April 30, 1996. The Audit Committee of the Board of Directors of the Registrant has reviewed the terms of and approved the engagement of BDO Seidman, LLP. KPMG Peat Marwick LLP has previously served as the Registrant's independent accountants. KPMG Peat Marwick LLP did not resign or decline to stand for re-election as the Registrant's independent accountants. The Registrant's decision to change its independent accountants effective October 23, 1995 did not result from or involve any disagreement (and there has not been any disagreement) with KPMG Peat Marwick LLP as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company's report on Form 8-K dated October 23, 1995 is herein incorporated by reference.
                                   SIGNATURES
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAYARK CORPORATION
------------------

Registrant

     /s/ David L. Koffman                         December 15, 1995
     ------------------------------               -----------------
     David L. Koffman, President
     Chief Executive Officer

     /s/ Clay Whitehead                           December 15, 1995
     -------------------------                    -----------------
     Clay Whitehead, Controller,
     Chief Financial Officer

                                   Exhibit 11

                       JAYARK CORPORATION AND SUBSIDIARIES
                         EARNINGS PER SHARE COMPUTATIONS

                                     THREE MONTHS            SIX MONTHS
                                      OCTOBER 31,            OCTOBER 31,
				  -------------------   -------------------
                                      1995       1994       1995       1994
				 ---------- ---------  --------- ----------
GIVEN:
Weighted Average Shares          7,973,357  6,546,974  7,973,357  6,581,014
Income (Loss) From Continuing    $(419,000)   422,000   (977,000)   423,000
Operations
Income From Discontinued                 -      8,000          -     16,000
Operations

Net Income                       $(419,000)   $430,000 $(977,000)  $439,000
Dividends                             $  -       $  -       $  -       $  -
Average Closing Bid               $ 1.0442   $ 0.6667   $ 1.1067   $ 0.6453
Closing Bid Price                 $ 0.9063   $ 0.5313   $ 0.9063   $ 0.5313
Dilutive Option Price             $ 1.0442   $ 0.6667   $ 1.1067   $ 0.6453
WEIGHTED AVERAGE:                   0.5041     0.5041     0.5041     0.5041

DILUTIVE SECURITIES:
Shares:
Subordinated Debentures          $1,500,000  1,800,000  1,500,000  1,800,000
$1.50 Conversion Price              $ 1.50     $ 1.50     $ 1.50     $ 1.50
				 ---------  ---------  ---------  ---------
Net Convertible Shares            1,000,000 1,200,000   1,000,000  1,200,000

INTEREST EXPENSE:
Subordinated Debentures          1,500,000  1,800,000  1,500,000   1,800,000
12% Semi Annual                    180,000    216,000    180,000    216,000
				    ------   --------  ---------  ---------
Weighted Average                    90,738    108,886     90,738    108,886
Net of 34% Tax                    $ 59,887   $ 71,864   $ 59,887   $ 71,864
				  ======== =========== ========= ===========
STOCK OPTIONS (Prime):
Number Employee Stock Options      292,500    467,500    292,500    467,500
Multiplied by the Option Price    $ 0.4899   $ 0.4375   $ 0.4899   $ 0.4375
				  -------- ---------- ---------- ----------
                                  $143,296   $204,531   $143,296   $204,531
Divided By The Average Market     $ 1.0442   $ 0.6667   $ 1.1067   $ 0.6453
Bid

Yields Required  Shares            137,230    306,782    129,480    316,955
				   -------    -------  ---------   --------
Net Additional Shares              155,270    160,718    163,020    150,545

STOCK OPTIONS (Dilutive):
Number Employee Stock Options
                                   292,500    467,500    292,500    467,500
Multiplying by the Option         $ 0.4899   $ 0.4375   $ 0.4899   $ 0.4375
Price

                                  $143,296   $204,531   $143,296   $204,531
Divided By Higher of Average      $ 1.0442   $ 0.6667   $ 1.1067   $ 0.6453
Market or Close
Yields Required  Shares            137,230    306,782    129,480    316,955
				   -------   --------  --------- ----------
Net Additional Shares              155,270    160,718    163,020    150,545

CALCULATION (PRIME):
Income From Continuing
Operations                       (419,000)    422,000  (977,000)    423,000
Loss From Discontinued                   -      8,000          -     16,000
Operations                       --------- ----------  ---------  ---------
Net Income                       (419,000)    430,000  (977,000)    439,000

Divided By:
Average Outstanding Shares       7,973,357  6,546,974  7,973,357  6,581,014
Stock Options                      155,270    160,718    163,020    150,545
				 ---------  ---------   --------  ---------
Total                            8,128,627  6,707,692  8,136,377  6,731,559
				 =========  =========  =========  =========
EARNINGS PER COMMON SHARE
From Continuing Operations         $(0.05)     $ 0.06    $(0.12)     $ 0.06
From Discontinued Operations             -       0.00          -       0.00
				   -------     -------   -------     ------
Net Income                         $(0.05)     $ 0.06    $(0.12)     $ 0.06
				   =======     ======    =======    =======
CALCULATION (FULLY DILUTIVE)
Income From Continuing
Operations                       (419,000)    422,000  (977,000)    423,000
Plus Interest Savings               59,887     71,864     59,887     71,864
Loss From Discontinued                   -      8,000          -     16,000
Operations                       ---------    -------  ---------    -------
Net Income                       (359,113)    501,864  (917,113)    510,864
Divided By:
Average Outstanding Shares       7,973,357  6,546,974  7,973,357  6,581,014
Convertible Shares               1,000,000  1,200,000  1,000,000  1,200,000
Stock Options                      155,270    160,718    163,020    150,545
				 ---------  ---------  ---------  ---------
Total                            9,128,627  7,907,692  9,136,377  7,931,559

EARNINGS PER COMMON SHARE FULLY
DILUTED
From Continuing Operations         $(0.04)     $ 0.06    $(0.10)     $ 0.06
From Discontinued Operations             -          -          -          -
				   -------     ------    -------     ------
Net Income                         $(0.04)     $ 0.06    $(0.10)     $ 0.06
				   =======     ======    =======     ======

           Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]
<MULTI PLIER>                     1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/95
[PERIOD-START]                  08/01/95
[PERIOD-END]                    10/31/95
[PERIOD-TYPE]                      6-mos
[EXCHANGE-RATE]

[CASH]                             1,872
[SECURITIES]                           -
[RECEIVABLES]                      6,367
[ALLOWANCES]                           -
[INVENTORY]                       10,734
[CURRENT-ASSETS]                  28,054
[PP&E]                             1,004
[DEPRECIATION]                         -
[TOTAL-ASSETS]                    29,696
[CURRENT-LIABILITIES]             17,253
[BONDS]                                -
[COMMON]                           2,394
[PREFERRED-MANDATORY]                  -
[PREFERRED]                            -
[OTHER-SE]                             -
<TOTAL-LIABILITY-AND-             29,696
EQUITY>
[SALES]                           38,386
[TOTAL-REVENUES]                  38,386
[CGS]                             30,928
[TOTAL-COSTS]                     39,867
[OTHER-EXPENSES]                       -
[LOSS-PROVISION]                       -
[INTEREST-EXPENSE]                 1,131
[INCOME-PRETAX]                    (977)
[INCOME-TAX]                       (504)
[INCOME-CONTINUING]              (1,481)
[DISCONTINUED]                         -
[EXTRAORDINARY]                        -
[CHANGES]                              -
[NET-INCOME]                       (977)
[EPS-PRIMARY]                      -0.13
[EPS-DILUTED]                      -0.10