Form 10-Q/A
period 1996-01-31
JAYARK CORP
filed 1996-03-19
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QA

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 1996 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to

        0-3255
(Commission File Number)

       JAYARK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE                                        13-1863419
(State or other jurisdiction of incorporation) (IRS Employer Identification No)

Post Office Box 741528, Houston, Texas 77274
(Address of principal executive offices ) (Zip Code)

                  (713) 783-9184
(Registrant's telephone number, including area code)


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

YES [X ] NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
              Class                         Outstanding at January 31,1996
      Common Stock $0.30 Par Value                     7,978,799

Item 1. Financial Statements.
Part I.
Item 1
JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars Expressed In Thousands)

                                                     1/31/96         4/30/95
                                                     (unaudited)     (audited)
Assets
Current Assets:
        Cash and Cash Equivalents                    $   459         $ 1,177
        Accounts & Other Receivables - Net             6,060           5,769
        Inventories                                   10,832           8,533
        Deferred Federal Income Taxes                    296             296
        Other Current Assets                             188             379
                                                     -----------     ---------
Total Current Assets                                  17,835          16,154

Non Current Assets
        Plant & Equipment - Net                          905             988
	Excess Cost Over Net Assets of
                Businesses Acquired - Net                318             333
        Deferred Federal Income Taxes                     52              52
Total Non Current Assets                               1,275           1,373
                                                     -----------     ---------
Total Assets                                         $19,110         $17,527
                                                     -----------     ---------
                                                     -----------     ---------
Liabilities & Stockholders' Equity
Current Liabilities
        Notes Payable & Lines of Credit              $ 8,084         $ 5,545
        Current Maturities of Long Term Obligations      540              24
        Trade Accounts Payable                         1,367             998
        Accrued Liabilities                              439             339
        Federal & State Income Taxes Payable             (68)            464
        Other Current Liabilities                      1,326           -
                                                     -----------     ---------
Total Current Liabilities                             11,688           7,370

Non Current Liabilities
        Long Term Obligations                             44              43
        Subordinated Debentures                        1,400           1,500
        Other Long Term Liabilities                    1,200           -
                                                     -----------     ---------
Total Non Current Liabilities                          2,644           1,543
                                                     -----------     ---------
Total Liabilities                                     14,332           8,913

Stockholders' Equity
        Common stock of $.30 par value. Authorized
        10,000,000 Shares; Issued and Outstanding
        7,978,799 at January 31, 1996 and 6,978,799
        at April 30, 1995                              2,394           2,094
        Additional paid-in capital                     7,967           7,110
        Retained Earnings (Deficit)                   (5,583)           (590)
                                                     -----------     ---------
Total Stockholders' Equity                             4,778           8,614
                                                     -----------     ---------
Total Liabilities & Stockholders' Equity             $19,110         $17,527
                                                     -----------     ---------
                                                     -----------     ---------
See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(Dollars Expressed in Thousands Except per Share Data)
(Unaudited)

                                       Three Months Ended  Nine Months Ended
                                       1/31/96   1/31/95   1/31/96   1/31/95
Continuing Operations:
Net Revenues                           $11,830   $13,376   $32,666   $37,077

Costs & Expenses
        Cost of Revenues                 9,967    10,147    26,084    28,014
        Selling, General and Admin       2,512     2,681     6,954     7,491
        Interest                           270       293       790       676
        Loss On Aband of Inv & Oth Chgs  4,580       -       4,580       -
                                       --------- --------- --------- ---------
Total Costs & Expenses                  17,329    13,121    38,408    36,181
                                       --------- --------- --------- ---------
Pre Tax Earnings (losses) From Cont Op  (5,499)      255    (5,742)      896
                                       --------- --------- --------- ---------
Provision (Credit) For Income Taxes       (750)       87      (750)      305
                                       --------- --------- --------- ---------
Income (Loss) From Continuing Op        (4,749)      168    (4,992)      591

Discontinued Operations:
Income From Discontinued Operations,
        Net of Income Taxes                -           4        -         20
                                       --------- --------- --------- ---------
Net Income (loss)                      $(4,749)  $   172   $(4,992)  $   611
                                       --------- --------- --------- ---------      ---------
                                       --------- --------- --------- ---------

Primary Earnings (losses) per Com Sh:
        Continuing Operations          $ (0.60)  $  0.02   $ (0.63)  $  0.09
        Discontinued Operations            -         -         -         -
                                       --------- --------- --------- ---------
        Net Income                     $ (0.60)  $  0.02   $ (0.63)  $  0.09
                                       --------- --------- --------- ---------
                                       --------- --------- --------- ---------

Weighted Average Common Shares         7,978,799 6,918,860 7,866,480 6,944,324
                                       --------- --------- --------- ---------                ---------       ---------
                                       --------- --------- --------- ---------

See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
 Condensed Consolidated Statement of Cash Flows
For The Nine Months Ended
(Dollars Expressed in Thousands)
(Unaudited)

                                                     1/31/96         1/31/95
Cash Flows From Operating Activities
Net Income (loss) From Continuing Operations         $(4,992)        $   591
Depreciation and Amortization                            218             288
	Changes In:
        Accounts and Other Receivables                  (291)         (1,761)
        Federal & State Income Taxes Receivable           -               -
        Inventories                                   (2,299)         (3,888)
        Other Current Assets                             191              73
        Notes Payable                                  2,539           3,994
        Current Maturities of Long Term Obligations      515            (182)
        Accounts Payable                                 369            (148)
        Accrued Liabilities                              100            (124)
        Federal & State Income Taxes Payable            (532)             22
        Other Liabilities                              1,326             159
                                                     --------        --------
Net Cash Provided By (Used In) Operating Activities   (2,856)           (976)
                                                     --------        --------
Net Income (Loss) From Discontinued Operations            -               20

Cash Flows From Investing Activities
        Capital Expenditures                            (120)            212
        Amounts to fund purchase the Seasonal bus      2,357              -
        Net Assets of Discontinued Operations             -               48
                                                     --------        --------
Net Cash Provided By (Used In) Investing Activities    2,237             260
                                                     --------        --------
Cash Flows From Financing Activities
        Long Term Obligations                            (99)           (122)
        Acquisition of Treasury Stock                     -             (210)
        Issuance of Treasury Stock                        -              160
        Issuance of Common Stock                          -              463
                                                     --------        --------
Net Cash Provided By (Used In) Financing Activities      (99)            291
                                                     --------        --------
Net Increase (Decrease) in Cash                         (718)           (405)
Cash & Equivalents at Beginning of Period              1,177             777
                                                     --------        --------
Cash & Equivalents at End of Period                  $   459         $   372
                                                     --------        --------
                                                     --------        --------

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. The condensed balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of January 31, 1996, and the related condensed statements of operations and cash flows for the three and nine months ended January 31, 1996 and 1995 are unaudited. The condensed consolidated balance sheet as of April
30, 1995 has been derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1995, included in the Company's report on Form 10-K, as filed with the Securities and Exchange Commission, which are incorporated by reference.
2. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.
3. The provision for income taxes is calculated using the estimated annual effective Federal tax rate. The Company adopted Statement of Financial Accounting Standard Number 109 ("SFAS 109") effective May 1, 1993. SFAS 109 changes the criteria for the recognition and measurement of deferred tax assets, including net operating loss carry forward.
4. During fiscal 1993, the Company sold substantially all operating assets and discontinued operations of its Printing & Graphics and Sportswear subsidiaries.
5. Certain reclassifications have been made in the 1995 financial statements to conform them to and make them consistent with the presentation used in for the 1996 financial statements.
6. The Company recently announced that it has abandoned its investment in and written off its advances in certain assets and a business acquired in June, 1995. This business has filed for Chapter 11 Bankruptcy protection and is currently in the process of winding down its operations and liquidating its assets. As a result, the Company has recorded a pre-tax charge of approximately $4.5 million in the quarter and nine month periods ended January 31, 1996.

Item 2.
Management's Discussion & Analysis of  Results of Operations

Three Months Ended January 31, 1996 as compared to January 31, 1995
NET REVENUES
        Consolidated Revenues of $11,830,000 represents a decrease of $1,546,000, or 11.6%, as compared to the same period in 1995. The
        Audio Visual subsidiary's revenues decreased $446,000, or 15.2%, compared to last year. The Household subsidiary's revenues decreased $1,100,000, or 10.5%, as compared to the same period last year as the retail economy has softened, as well as a change in product mix, slower deliveries from overseas suppliers and credit restraints on customers.
COST OF REVENUES
        Consolidated Cost of Revenues of $9,967,000 decreased $165,000, or 1.6%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues decreased $364,000, or 15.0%, associated with the decrease in sales. The cost of revenues for the Household subsidiary increased $199,000, or 2.6%, associated with the decrease in sales and includes a special charge of $650,000 for the writeoff of certain inventory.
GROSS MARGIN
        Consolidated Gross Margin of $1,863,000 was 15.7% of revenues, and decreased $1,381,000, or 57.4%, as compared to the same period last year. The Audio Visual subsidiary decreased its margin by $83,000, or 16.4% as compared with the same period last year. Household subsidiary margin decreased by $1,298,000, or 47.4% due to a change in product mix and competitive pressures.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        Consolidated Expenses of $2,512,000 decreased $184,000, or 6.8%, as compared to the same period last year. The Audio Visual subsidiary decreased its expenses by $36,000, or 10.0% as compared to the same period last year as a result of decreased sales. Household subsidiary expenses decreased $89,000 or 4.2%. A reduction of corporate expenses of $59,000 or 25.1% accounted for the balance of the change in expenses.

INTEREST EXPENSE
        Consolidated Interest Expense of $270,000 decreased $23,000, or 7.8% due to lower interest rates which was partially offset by increased levels of borrowings.
LOSS ON ABANDONMENT OF INVESTMENT & OTHER CHARGES
        Consolidated Loss On Abandonment of Investment of $4,580,000 was incurred as a result of the Company's abandonment of its investment in and the writeoff of advances in certain assets and a business acquired in June, 1995.

PRE-TAX INCOME (LOSS)
        Consolidated Pre-Tax Losses (from continuing operations) of ($5,499,000) was incurred as compared to a profit of $255,000 the same period last year primarily due to the loss on abandonment of an investment and the writeoff of advances in certain assets and a business acquired in June, 1995.
NET INCOME
        Consolidated Net Losses of ($4,592,000) was incurred compared to net income of $168,000 during the same period last year primarily because of the loss on abandonment referred to above coupled with a decrease in revenues.

Nine Months Ended January 31, 1996 as compared to January 31, 1995
NET REVENUES
        Consolidated Revenues of $32,666,000 represents a decrease of $4,411,000, or 11.9%, as compared to the same period in 1995. The Audio Visual subsidiary's revenues decreased $173,000, or 2.0%, compared to last year. The Household subsidiary's sales decreased $4,238,000, or 15.2%, as compared to the same period last year as the retail economy has softened, as well as a change in product mix, slower deliveries from overseas suppliers and credit restraints on customers.
COST OF REVENUES
        Consolidated Cost of Revenues of $26,084,000 decreased $1,885,000, or 9.7%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues decreased $102,000, or 1.4%, associated with the decrease in sales. The cost of revenues for the Household subsidiary decreased $1,783,000, or 8.5%, associated with the decrease in sales and includes a special charge of $650,000 for the writeoff of certain inventory.
GROSS MARGIN
        Consolidated Gross Margin of $7,389,000 was 20.1% of revenues, and decreased $1,719,000, or 18.9%, as compared to the same period last year. The Audio Visual subsidiary decreased its margin by $71,000, or 4.7% as compared with the same period last year. Household subsidiary margin decreased by $1,648,000 due to a change in product mix coupled with competitive pressures and a soft retail economy.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        Consolidated Expenses of $6,954,000 decreased $582,000, or 7.7%, as compared to the same period last year. The Audio Visual subsidiary decreased its expenses by $89,000, or 8.5% as compared to the same period last year. Household subsidiary expenses decreased by $553,000 or 9.2%, which was primarily due to a decrease in commission expense and overseas expense. Corporate expenses increased $60,000 or 8.9%, accounting for the balance of the total increase in expenses.

INTEREST EXPENSE
        Consolidated Interest Expense of $790,000 increased $114,000, or 16.9% due to increased levels of borrowings which was partially offset by lower interest rates.
LOSS ON ABANDONMENT OF INVESTMENT & OTHER CHARGES
        Consolidated Loss On Abandonment of Investment of $4,580,000 was incurred as a result of the Company's abandonment of its investment in and the writeoff of advances in certain assets and a business acquired in June, 1995.


PRE-TAX INCOME (LOSS)
        Consolidated Pre-Tax (Losses) (from continuing operations) of ($5,742,000) was incurred as compared to a pre-tax profit of $896,000 for the same period last year primarily because of the loss on abandonment of an investment and the writeoff of advances in certain assets and a business acquired in June, 1995.
NET INCOME (LOSS)
        Consolidated Net (Losses) of ($4,992,000) was incurred, as compared net income of $611,000 during the same period last year, primarily because of the loss on abandonment referred to above coupled with a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES
        Working capital amounted to $6,304,000 at January 31, 1996, compared to $8,784,000 at April 30, 1995. The $2,480,000 decrease is principally due to the net loss from operations, and the abandonment of the investment and the writeoff of advances in certain assets and a business acquired in June, 1995. Cash and cash equivalents totaled $459,000, which was down $718,000 from the $1,177,000 balance on April 30, 1995.

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

        Consolidated open lines of credit, available to the Audio Visual and Household subsidiaries from their associated financing agreements, were $1,519,000 on January 31, 1995, as compared to $1,401,000 the previous year. The Company's open lines of credit agreement expired on February 28, 1996. However, the financial institution is continuing to advance funds while the company is renegotiating the extension of the existing credit facility.

        As a result of the operating losses, increased levels of inventory with lower sales, and its abandonment of its investment in and the writeoff of advances in certain assets and a business acquired in June, 1995, the Company has experienced a substantial reduction in its working capital and its cash position. Financial flexibility has been substantially diminished; however, a combination of funds available through renewal of the open lines of credit, anticipated cash flows from operations and existing cash balances are expected to provide adequate funds to meet planned requirements for the balance of the year.

        The Company's operating budget for the remainder of fiscal 1996 anticipates modest profitability and cash flow. More efficient operations of its Audio Visual and Household subsidiaries are expected to provide sufficient cost savings and increased revenues to achieve this goal. To the extent that the Company's assumptions underlying its operating budget are not achieved, its operating results may be adversely affected, but the Company will continue to reduce costs where appropriate.

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings.

Not Applicable

ITEM 2.        Changes in Securities.

Not Applicable

ITEM 3.        Defaults Upon Senior Securities.

Not Applicable

ITEM 4.        Submission of Matter to a Vote of Security Holders.

Not Applicable

ITEM 5.        Other Information.

               Not Applicable

ITEM 6.        Exhibits and Reports on Form 8-K.

(a) Exhibits - None

(b) Report on Form 8-K - October 23, 1995.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JAYARK CORPORATION

Registrant

                                                                 March 15, 1996

        David L. Koffman, President
        Chief Executive Officer

                                                                 March 15, 1996

        David Golden, Executive VP
        Principal Financial Officer

Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]
<MULIPLIER>                       1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/96
[PERIOD-START]                  11/01/95
[PERIOD-END]                    01/31/96
[PERIOD-TYPE]                      9-mos
[EXCHANGE-RATE]

[CASH]                               459
[SECURITIES]                         -
[RECEIVABLES]                      6,060
[ALLOWANCES]                         -
[INVENTORY]                       10,832
[CURRENT-ASSETS]                  17,835
[PP&E]                               905
[DEPRECIATION]                       -
[TOTAL-ASSETS]                    19,110
[CURRENT-LIABILITIES]             11,688
[BONDS]                              -
[COMMON]                           2,394
[PREFERRED-MANDATORY]                -
[PREFERRED]                          -
[OTHER-SE]                         2,384
[TOTAL-LIABILITY-AND-EQUITY]      19,110
[SALES]                           32,666
[TOTAL-REVENUES]                  32,666
[CGS]                             26,084
[TOTAL-COSTS]                     37,618
[OTHER-EXPENSES]                     -
[LOSS-PROVISION]                     -
[INTEREST-EXPENSE]                   790
[INCOME-PRETAX]                   (5,742)
[INCOME-TAX]                        (750)
[INCOME-CONTINUING]               (4,992)
[DISCONTINUED]                       -
[EXTRAORDINARY]                      -
[CHANGES]                            -
[NET-INCOME]                      (4,992)
[EPS-PRIMARY]                      -0.63