Form 10-Q/A
period 1995-07-31
JAYARK CORP
filed 1996-05-03
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QA2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 1995 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

YES [X ] NO [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the following dates:
             Class              Outstanding at 7/31/95                7,978,799
  Common Stock $0.30 Par Value  Outstanding at amendment date 5/3/96  7,978,799

Item 1. Financial Statements.
Part I.
Item 1
JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars Expressed In Thousands)

                                                     7/31/95         4/30/95
                                                     (unaudited)     (audited)
Assets
Current Assets:
        Cash and Cash Equivalents                    $   404         $ 1,177
        Accounts & Other Receivables - Net             6,659           5,769
        Inventories                                    8,526           8,533
        Deferred Federal Income Taxes                    296             296
        Other Current Assets                             306             379
                                                     -----------     ---------
Total Current Assets                                  16,191          16,154

Non Current Assets
        Plant & Equipment - Net                          982             988
        Excess Cost Over Net Assets of Bus Acq-Net       327             333
        Invest In & Advances In Certain Assets Acq     2,055               0
        Deferred Federal Income Taxes                     52              52
                                                     -----------     ---------
Total Non Current Assets                               3,416           1,373
                                                     -----------     ---------
Total Assets                                         $19,607         $17,527
                                                     -----------     ---------
                                                     -----------     ---------
Liabilities & Stockholders' Equity
Current Liabilities
        Notes Payable & Lines of Credit              $ 5,783         $ 5,545
        Current Maturities of Long Term Obligations        0              24
        Trade Accounts Payable                         1,763             998
        Accrued Liabilities                              312             339
        Federal & State Income Taxes Payable             (93)            464
        Other Current Liabilities                        727               0
                                                     -----------     ---------
Total Current Liabilities                              8,492           7,370

Non Current Liabilities
        Long Term Obligations                             47              43
        Subordinated Debentures                        1,500           1,500
                                                     -----------     ---------
Total Non Current Liabilities                          1,547           1,543
                                                     -----------     ---------
Total Liabilities                                     10,039           8,913

Stockholders' Equity
        Common stock of $.30 par value. Authorized
        10,000,000 Shares; Issued and Outstanding
        7,978,799 at January 31, 1996 and 6,978,799
        at April 30, 1995                              2,394           2,094
        Additional paid-in capital                     7,967           7,110
        Retained Earnings (Deficit)                   (  793)           (590)
                                                     -----------     ---------
Total Stockholders' Equity                             9,568           8,614
                                                     -----------     ---------
Total Liabilities & Stockholders' Equity             $19,607         $17,527
                                                     -----------     ---------
                                                     -----------     ---------
See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(Dollars Expressed in Thousands Except per Share Data)
(Unaudited)

                                       Three Months Ended
                                       7/31/95   7/31/94
Continuing Operations:
Net Revenues                           $ 9,839   $10,674

Costs & Expenses
        Cost of Revenues                 7,601     8,066
        Selling, General and Admin       2,133     2,441
        Interest                           308       166
                                       --------- ---------
Total Costs & Expenses                  10,042    10,673
                                       --------- ---------
Pre Tax Earnings (losses)                 (203)        1
                                       --------- ---------
Provision (Credit) For Income Taxes          0         0
                                       --------- ---------
Income (Loss) From Continuing Op          (203)        1

Discontinued Operations:
Income From Discontinued Operations,
        Net of Income Taxes                  0         8
                                       --------- ---------
Net Income (loss)                         (203)        9
                                       --------- ---------
                                       --------- ---------

Primary Earnings (losses) per Com Sh:
        Continuing Operations          $ (0.03)  $  0.00
        Discontinued Operations           0.00      0.00
                                       --------- ---------
        Net Income                     $ (0.03)  $  0.00
                                       --------- ---------
                                       --------- ---------

Weighted Average Common Shares         7,402,712 6,614,079
                                       --------- ---------
                                       --------- ---------

See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
For The Three Months Ended
(Dollars Expressed in Thousands)
(Unaudited)

                                                     7/31/95         7/31/94
Cash Flows From Operating Activities
Net Income (loss) From Continuing Operations         $  (203)        $     1
Depreciation and Amortization                             78               6
	Changes In:
        Accounts and Other Receivables                  (890)             55
        Federal & State Income Taxes Receivable            0               0
        Inventories                                        7            (706)
        Other Current Assets                              73            (100)
        Notes Payable                                    238            (321)
        Current Maturities of Long Term Obligations      (24)            (39)
        Accounts Payable                                 765            (183)
        Accrued Liabilities                              (27)             94
        Federal & State Income Taxes Payable            (557)            (82)
        Other Liabilities                                727             109
                                                     --------        --------
Net Cash Provided By (Used In) Operating Activities      187          (1,166)
                                                     --------        --------
Net Income (Loss) From Discontinued Operations             0               8

Cash Flows From Investing Activities
        Capital Expenditures                             (66)             30
        Invest In & Advances In Certain Assets Acq    (2,055)              0
        Issuance Of Common Stock                       1,157               0
        Net Assets of Discontinued Operations              0             399
                                                     --------        --------
Net Cash Provided By (Used In) Investing Activities     (964)            429
                                                     --------        --------
Cash Flows From Financing Activities
        Long Term Obligations                              4              37
        Acquisition of Treasury Stock                      0             (13)
                                                     --------        --------
Net Cash Provided By (Used In) Financing Activities        4              24
                                                     --------        --------
Net Increase (Decrease) in Cash                         (773)           (705)
Cash & Equivalents at Beginning of Period              1,177             777
                                                     --------        --------
Cash & Equivalents at End of Period                  $   404         $    72
                                                     --------        --------
                                                     --------        --------

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. The condensed balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of July 31, 1995, and the related condensed statements of operations and cash flows for the three months ended July 31, 1995 and 1994 are unaudited. The condensed consolidated balance sheet as of April
30, 1995 has been derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1995, included in the Company's report on Form 10-K, as filed with the Securities and Exchange Commission.
2. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.
3. The provision for income taxes is calculated using the estimated annual effective Federal tax rate. The Company adopted Statement of Financial Accounting Standard Number 109 ("SFAS 109") effective May 1, 1993. SFAS 109 changes the criteria for the recognition and measurement of deferred tax assets, including net operating loss carry forward.
4. During fiscal 1993, the Company sold substantially all operating assets and discontinued operations of its Printing & Graphics and Sportswear subsidiaries.
5. Certain reclassifications have been made in the 1994 financial statements to conform and be consistent with the presentation used in 1995.
6. In March, 1995, the Company announced that it had abandoned its investment in and written off its advances in certain assets and a business acquired in June, 1995. Also, in March, 1996, this business filed for Chapter 11 Bankruptcy protection and is currently in the process of winding down its operations and is liquidating all of its assets.

Item 2.
Management's Discussion & Analysis of  Results of Operations

Three Months Ended July 31, 1995 as compared to July 31, 1994
NET REVENUES
        Consolidated Revenues of $9,839,000 represents a decrease of $835,000, or 7.8%, as compared to the same period in 1994. The
        Audio Visual subsidiary's revenues increased $68,000, or 2.4%, compared to last year. The Household subsidiary's revenues decreased $903,000, or 11.5%, as compared to the same period last year as the retail economy has softened coupled with credit restraints on certain customers.
COST OF REVENUES
        Consolidated Cost of Revenues of $7,601,000 decreased $465,000, or 5.8%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $80,000, or 3.4%, compared to last year.
        The cost of revenues for the Household subsidiary increased $545,000, or 9.5%, which is directly associated with the decrease in sales.
GROSS MARGIN
        Consolidated Gross Margin of $2,238,000 was 22.7% of revenues, and decreased $370,000, or 14.2%, as compared to the same period last year. The Audio Visual subsidiary decreased its margin by $13,000, or 2.6% as compared with the same period last year. The Household subsidiary margin decreased by $357,000, or 17.0% due to a change in product mix and competitive pressures.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        Consolidated Expenses of $2,133,000 decreased $308,000, or 14.4%, as compared to the same period last year. The Audio Visual subsidiary decreased its expenses by $20,000, or 8.7% as compared to the same period last year. The Household subsidiary expenses decreased by $254,000 or 14.6%. Corporate expenses decreased by $34,000, or 15.5%, and accounted for the balance of the change in expenses.

INTEREST EXPENSE
        Consolidated Interest Expense of $308,000 increased $142,000, or 85.5% due to increased levels of borrowings.
PRE-TAX INCOME (LOSS)
        Consolidated Pre-Tax Losses (from continuing operations) of ($203,000) was incurred as compared to a pre-tax profit of $1,000 the same period last year primarily due to lower revenues as compared to the prior year.
NET INCOME
        Consolidated Net Losses of ($203,000) was incurred compared to net income of $9,000 during the same period last year primarily due to lower revenues as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES
        Working capital amounted to $7,699,000 at July 31, 1995, compared to $8,784,000 at April 30, 1995. The $1,085,000 decrease is principally due to the higher payables and other current liabilties. Cash and cash equivalents totaled $404,000, which was down $773,000 from the $1,177,000 balance on April 30, 1995.

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

        The financing arrangement, was further amended in December 1993, to make available a total of $13,075,000 in combination of revolving lines of credit and term loan. The loan agreement was revised to reflect the recollateralization od certain manufacturing assets of the Household subsidiary, as well as restructuring certain portions of the Company debt from demand notes to revolving lines of credit.

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

        The Company's original forecast had anticipated modest profitability for the remainder of fiscal 1996, however, as of the date of amendment, the Company has abandoned its investment in certain assets and now forecasts losses for the remainder of fiscal 1996, but has adequate cash flow and borrowing capacity to fund its operations for the remainder of the year. To the extent that the Company's assumptions underlying its operating budget are not achieved, its operating results may be adversely affected, but the Company will continue to reduce costs where appropriate.


PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings.

Not Applicable

ITEM 2.        Changes in Securities.

Not Applicable

ITEM 3.        Defaults Upon Senior Securities.

Not Applicable

ITEM 4.        Submission of Matter to a Vote of Security Holders.

Not Applicable

ITEM 5.        Other Information.

Not Applicable

ITEM 6.        Exhibits and Reports on Form 8-K.

(a) Exhibits - None

(b) Report on Form 8-K - October 23, 1995

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JAYARK CORPORATION

Registrant

                                                                 May 3, 1996

        David L. Koffman, President
        Chief Executive Officer

                                                                 May 3, 1996
        David Golden, Executive VP
        Principal Financial Officer

Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]
<MULIPLIER>                       1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/96
[PERIOD-START]                  05/01/95
[PERIOD-END]                    07/31/96
[PERIOD-TYPE]                      3-mos
[EXCHANGE-RATE]

[CASH]                               404
[SECURITIES]                         -
[RECEIVABLES]                      6,659
[ALLOWANCES]                         -
[INVENTORY]                        8,526
[CURRENT-ASSETS]                  16,191
[PP&E]                               982
[DEPRECIATION]                       -
[TOTAL-ASSETS]                    19,607
[CURRENT-LIABILITIES]              8,492
[BONDS]                              -
[COMMON]                           2,394
[PREFERRED-MANDATORY]                -
[PREFERRED]                          -
[OTHER-SE]                           -
[TOTAL-LIABILITY-AND-EQUITY]      19,607
[SALES]                            9,839
[TOTAL-REVENUES]                   9,839
[CGS]                              7,601
[TOTAL-COSTS]                     10,042
[OTHER-EXPENSES]                     -
[LOSS-PROVISION]                     -
[INTEREST-EXPENSE]                   308
[INCOME-PRETAX]                     (203)
[INCOME-TAX]                         -
[INCOME-CONTINUING]                 (203)
[DISCONTINUED]                       -
[EXTRAORDINARY]                      -
[CHANGES]                            -
[NET-INCOME]                        (203)
[EPS-PRIMARY]                      -0.03
[EPS-DILUTED]                      -0.01

[TEXT]