Form 10-Q/A
period 1995-10-31
JAYARK CORP
filed 1996-05-03
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QA

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 1995 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

YES [X ] NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the following dates:
             Class              Outstanding at 10/31/95               7,978,799
  Common Stock $0.30 Par Value  Outstanding at amendment date 5/3/96  7,978,799

Item 1. Financial Statements.
Part I.
Item 1
JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars Expressed In Thousands)

                                                     10/31/95         4/30/95
                                                     (unaudited)     (audited)
Assets
Current Assets:
        Cash and Cash Equivalents                    $ 1,265         $ 1,177
        Accounts & Other Receivables - Net             6,612           5,769
        Inventories                                   10,653           8,533
        Deferred Federal Income Taxes                    296             296
        Other Current Assets                             387             379
                                                     -----------     ---------
Total Current Assets                                  19,213          16,154

Non Current Assets
        Plant & Equipment - Net                          960             988
        Excess Cost Over Net Assets of Bus Acq-Net       322             333
        Invest In & Advances In Certain Assets Acq     2,156               0
        Deferred Federal Income Taxes                     52              52
                                                     -----------     ---------
Total Non Current Assets                               3,490           1,373
                                                     -----------     ---------
Total Assets                                         $22,703         $17,527
                                                     -----------     ---------
                                                     -----------     ---------
Liabilities & Stockholders' Equity
Current Liabilities
        Notes Payable & Lines of Credit              $ 7,122         $ 5,545
        Current Maturities of Long Term Obligations      645              24
        Trade Accounts Payable                         2,914             998
        Accrued Liabilities                              318             339
        Federal & State Income Taxes Payable             (86)            464
        Other Current Liabilities                        720               0
                                                     -----------     ---------
Total Current Liabilities                             11,633           7,370

Non Current Liabilities
        Long Term Obligations                             45              43
        Subordinated Debentures                        1,500           1,500
                                                     -----------     ---------
Total Non Current Liabilities                          1,545           1,543
                                                     -----------     ---------
Total Liabilities                                     13,178           8,913

Stockholders' Equity
        Common stock of $.30 par value. Authorized
        10,000,000 Shares; Issued and Outstanding
        7,978,799 at October 31, 1995 and 6,978,799
        at April 30, 1995                              2,394           2,094
        Additional paid-in capital                     7,967           7,110
        Retained Earnings (Deficit)                   (  836)           (590)
                                                     -----------     ---------
Total Stockholders' Equity                             9,525           8,614
                                                     -----------     ---------
Total Liabilities & Stockholders' Equity             $22,703         $17,527
                                                     -----------     ---------
                                                     -----------     ---------
See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(Dollars Expressed in Thousands Except per Share Data)
(Unaudited)

                                       Three Months Ended    Six Months Ended
                                       10/31/95  10/31/94   10/31/95   10/31/94
Continuing Operations:
Net Revenues                           $11,037   $13,027    $20,876    $23,701

Costs & Expenses
        Cost of Revenues                 8,552     9,830     16,153     17,896
        Selling, General and Admin       2,198     2,340      4,410      4,781
        Interest                           326       218        634        384
                                       --------- ---------  ---------  ---------
Total Costs & Expenses                  11,076    12,388     21,197     23,061
                                       --------- ---------  ---------  ---------
Pre Tax Earnings (losses)                  (39)      639       (321)       640
                                       --------- ---------  ---------  ---------
Provision (Credit) For Income Taxes          0       218        (75)       218
                                       --------- ---------  ---------  ---------
Income (Loss) From Continuing Op           (39)      421       (246)       422

Discontinued Operations:
Income From Discontinued Operations,
        Net of Income Taxes                  0         9          0         17
                                       --------- ---------  ---------  ---------
Net Income (loss)                          (39)      430       (246)       439
                                       --------- ---------  ---------  ---------
                                       --------- ---------  ---------  ---------

Primary Earnings (losses) per Com Sh:
        Continuing Operations          $ (0.00)  $  0.06      (0.03)      0.06
        Discontinued Operations           0.00      0.00       0.00       0.00
                                       --------- ---------  ---------  ---------
        Net Income                     $ (0.00)  $  0.06      (0.03)      0.06
                                       --------- ---------  ---------  ---------
                                       --------- ---------  ---------  ---------

Weighted Average Common Shares         7,978,799 6,731,559  7,690,756  6,731,559
                                       --------- ---------  ---------  ---------
                                       --------- ---------  ---------  ---------

See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
For The Six Months Ended
(Dollars Expressed in Thousands)
(Unaudited)

                                                    10/31/95        10/31/94
Cash Flows From Operating Activities
Net Income (loss) From Continuing Operations         $  (246)        $   423
Depreciation and Amortization                            142              52
	Changes In:
        Accounts and Other Receivables                  (843)         (1,900)
        Federal & State Income Taxes Receivable            0               0
        Inventories                                   (2,120)         (3,105)
        Other Current Assets                              (8)             21
        Notes Payable                                  1,577           3,464
        Current Maturities of Long Term Obligations      621             (20)
        Accounts Payable                               1,916            (115)
        Accrued Liabilities                              (21)            138
        Federal & State Income Taxes Payable            (550)            158
        Other Liabilities                                720              84
                                                     --------        --------
Net Cash Provided By (Used In) Operating Activities    1,188            (800)
                                                     --------        --------
Net Income (Loss) From Discontinued Operations             0              16

Cash Flows From Investing Activities
        Capital Expenditures                            (103)            (42)
        Invest In & Advances In Certain Assets Acq    (2,156)              0
        Issuance Of Common Stock                       1,157               0
        Net Assets of Discontinued Operations              0             881
                                                     --------        --------
Net Cash Provided By (Used In) Investing Activities   (1,102)            839
                                                     --------        --------
Cash Flows From Financing Activities
        Long Term Obligations                              2              24
        Acquisition of Treasury Stock                      0            (210)
                                                     --------        --------
Net Cash Provided By (Used In) Financing Activities        2            (186)
                                                     --------        --------
Net Increase (Decrease) in Cash                           88            (131)
Cash & Equivalents at Beginning of Period              1,177             777
                                                     --------        --------
Cash & Equivalents at End of Period                  $ 1,265         $   646
                                                     --------        --------
                                                     --------        --------

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. The condensed balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of October 31, 1995, and the related condensed statements of operations and cash flows for the six months ended October 31, 1995 and 1994 are unaudited. The condensed consolidated balance sheet as of April
30, 1995 has been derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1995, included in the Company's report on Form 10-K, as filed with the Securities and Exchange Commission.
2. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.
3. The provision for income taxes is calculated using the estimated annual effective Federal tax rate. The Company adopted Statement of Financial Accounting Standard Number 109 ("SFAS 109") effective May 1, 1993. SFAS 109 changes the criteria for the recognition and measurement of deferred tax assets, including net operating loss carry forward.
4. During fiscal 1993, the Company sold substantially all operating assets and discontinued operations of its Printing & Graphics and Sportswear subsidiaries.
5. Certain reclassifications have been made in the 1994 financial statements to conform and be consistent with the presentation used in 1995.
6. In March, 1995, the Company announced that it had abandoned its investment in and written off its advances in certain assets and a business acquired in June, 1995. Also, in March, 1996, this business filed for Chapter 11 Bankruptcy protection and is currently in the process of winding down its operations and is liquidating all of its assets.

Item 2.
Management's Discussion & Analysis of  Results of Operations

Three Months Ended October 31, 1995 as compared to October 31, 1994
NET REVENUES
        Consolidated Revenues of $11,037,000 represents a decrease of $1,990,000, or 18.0%, as compared to the same period in 1994. The Audio Visual subsidiary's revenues increased $245,000, or 8.6%, compared to last year. The Household subsidiary's revenues decreased $2,235,000, or 28.2%, as compared to the same period last year as the retail economy has softened coupled with credit restraints on certain customers.
COST OF REVENUES
        Consolidated Cost of Revenues of $8,552,000 decreased $1,278,000, or 14.9%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $219,000, or 9.3%, compared to last year. The cost of revenues for the Household subsidiary decreased $1,497,000, or 17.5%, which is directly associated with the decrease in sales.
GROSS MARGIN
        Consolidated Gross Margin of $2,485,000 was 22.5% of revenues, and decreased $712,000, or 22.3%, as compared to the same period last year. The Audio Visual subsidiary increased its margin by $26,000, or 5.0% as compared with the same period last year. The Household subsidiary margin decreased by $738,000, or 27.5% due to a change in product mix and competitive pressures.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        Consolidated Expenses of $2,198,000 decreased $142,000, or 6.1%, as compared to the same period last year. The Audio Visual subsidiary decreased its expenses by $28,000, or 7.4% as compared to the same period last year. The Household subsidiary expenses decreased by $50,000 or 6.6%. Corporate expenses decreased by $64,000 or 17.2%, and accounted for the balance of the change in expenses.

INTEREST EXPENSE
        Consolidated Interest Expense of $326,000 increased $108,000, or 49.5% due to increased levels of borrowings.
PRE-TAX INCOME (LOSS)
        Consolidated Pre-Tax Losses (from continuing operations) of ($39,000) was incurred as compared to a pre-tax profit of $639,000 the same periof last year primarily due to lower revenues as compared to the prior year.
NET INCOME
        Consolidated Net Losses of ($39,000) was incurred compared to net income of $430,000 during the same period last year primarily due to lower revenues as compared to the prior year.

Item 2.
Management's Discussion & Analysis of  Results of Operations

Six Months Ended October 31, 1995 as compared to October 31, 1994
NET REVENUES
        Consolidated Revenues of $20,876,000 represents a decrease of $2,825,000, or 11.9%, as compared to the same period in 1994. The Audio Visual subsidiary's revenues increased $313,000, or 5.5%, compared to last year. The Household subsidiary's revenues decreased $3,138,000, or 17.4%, as compared to the same period last year as the retail economy has softened coupled with credit restraints on certain customers.
COST OF REVENUES
        Consolidated Cost of Revenues of $16,153,000 decreased $1,743,000, or 9.7%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $300,000, or 6.4%, compared to last year. The cost of revenues for the Household subsidiary decreased $2,042,000, or 15.5%, which is directly associated with the decrease in sales.
GROSS MARGIN
        Consolidated Gross Margin of $4,723,000 was 22.6% of revenues, and decreased $1,082,000, or 18.6%, as compared to the same period last year. The Audio Visual subsidiary increased its margin by $13,000, or 1.3% as compared with the same period last year. The Household subsidiary margin decreased by $1,095,000, or 22.9% due to a change in product mix and competitive pressures.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        Consolidated Expenses of $4,410,000 decreased $371,000, or 7.8%, as compared to the same period last year. The Audio Visual subsidiary decreased its expenses by $48,000, or 8.3% as compared to the same period last year. The Household subsidiary expenses decreased by $301,000 or 7.9%. Corporate expenses decreased by $22,000 or 5.8%, and accounted for the balance of the change in expenses.

INTEREST EXPENSE
        Consolidated Interest Expense of $634,000 increased $250,000, or 65.1% due to increased levels of borrowings.
PRE-TAX INCOME (LOSS)
        Consolidated Pre-Tax Losses (from continuing operations) of ($246,000) was incurred as compared to a pre-tax profit of $422,000 the same period last year primarily due to lower revenues as compared to the prior year.
NET INCOME
        Consolidated Net Losses of ($246,000) was incurred compared to net income of $439,000 during the same period last year primarily due to lower revenues as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES
        Working capital amounted to $7,580,000 at October 31, 1995, compared to $8,784,000 at April 30, 1995. The $1,204,000 decrease is principally due to the higher payables and notes based on increased borrowings. Cash and cash equivalents totaled $1,265,000, which was up $88,000 from the $1,177,000 balance on April 30, 1995.

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

        Consolidated open lines of credit, available to the Audio Visual and Household subsidiaries from their associated financing agreements, were $1,083,000 on October 31, 1995, as compared to $2,717,000 the previous year. It is management's opinion that operating expenses, as well as obligations coming due, will be met by cash on hand, future cash flows from operations and available lines of credit.

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


JAYARK CORPORATION

Registrant

                                                                 May 3, 1996

        David L. Koffman, President
        Chief Executive Officer

                                                                 May 3, 1996

        David Golden, Executive VP
        Principal Financial Officer

Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]
<MULIPLIER>                       1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/96
[PERIOD-START]                  08/01/95
[PERIOD-END]                    10/31/96
[PERIOD-TYPE]                      6-mos
[EXCHANGE-RATE]

[CASH]                             1,265
[SECURITIES]                         -
[RECEIVABLES]                      6,612
[ALLOWANCES]                         -
[INVENTORY]                       10,653
[CURRENT-ASSETS]                  19,213
[PP&E]                               960
[DEPRECIATION]                       -
[TOTAL-ASSETS]                    22,703
[CURRENT-LIABILITIES]             17,253
[BONDS]                              -
[COMMON]                           2,394
[PREFERRED-MANDATORY]                -
[PREFERRED]                          -
[OTHER-SE]                           -
[TOTAL-LIABILITY-AND-EQUITY]      22,703
[SALES]                           20,876
[TOTAL-REVENUES]                  20,876
[CGS]                             16,153
[TOTAL-COSTS]                     21,197
[OTHER-EXPENSES]                     -
[LOSS-PROVISION]                     -
[INTEREST-EXPENSE]                   634
[INCOME-PRETAX]                     (321)
[INCOME-TAX]                         (75)
[INCOME-CONTINUING]                 (246)
[DISCONTINUED]                       -
[EXTRAORDINARY]                      -
[CHANGES]                            -
[NET-INCOME]                        (246)
[EPS-PRIMARY]                      -0.03
[EPS-DILUTED]                      -0.02

[TEXT]