Form 10-K
period 1996-04-30
JAYARK CORP
filed 1996-09-23
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 1996

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ________ to ________

Commission File Number  0-3255

JAYARK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE                                                 13-1863419
(State or jurisdiction of incorporation or organization) (IRS Employer ID No.)

PO Box 741528, Houston, Texas					77274
(Address of principal executive office)				(Zip Code)

Telephone number, including area code:			(713) 783-9184

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock,
par value $.30 per share

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $2,799,594 as of June 30, 1996.

The number of shares outstanding of Registrant's Common Stock is 7,978,799 as of June 30, 1996.

PART I

Item 1. Business

General

Jayark Corporation (the "Company") conducts its operations through two wholly owned subsidiaries, AVES Audio Visual Systems, Inc. ("AVES") and Rosalco, Inc. ("Rosalco").

AVES distributes for resale, as well as rents, a broad range of audio visual, video and communications equipment and supplies. Its customer base includes schools, industry and hotels. The warehousing, sales and administrative operations of AVES are located in Houston, Texas.

Rosalco distributes more than 300 different products, including occasional furniture, brass beds, custom jewelry cases and accessories which are imported from outside the continental United States. Rosalco also develops special designs for several customers. Rosalco is headquartered in Jeffersonville, Indiana.

The company was originally incorporated in New York in 1958. In 1991, the Company changed its state of incorporation to Delaware.

Recent Events

LCL

In June 1995, a wholly-owned subsidiary of the Company, LCL International Traders, Inc. ("LCL"), acquired certain of the assets and assumed certain of the liabilities of a group of companies engaged in the importation and distribution of seasonal and promotional merchandise.

During the fiscal year ended April 30, 1996, the Company experienced significant problems with the acquisition, including, among other things, rapid and significant deterioration of the acquired operations, as well as increasing difficulty in financing the operations associated with the acquired assets. As the fiscal year progressed the Company found the continued opeation of LCL to be untenable.

Finally, in the third quarter of the fiscal year ended April 30, 1996, the Company abandoned its investment in, and wrote off its advances to, LCL. As a result, the Compnay incurred a pre-tax charge of approximately $4,700,000 in the fiscal year ended April 30, 1996, which has been charged as a loss on investment. LCL subsequently filed under Chapter 11 of the Bankruptcy Code. On August 1, 1996, after winding down its operations and liquidating its assets, the Chapter 11 proceeding was dismissed on the ground that all of the Debtor's assets have been liquidated.

During August 1995, the Company, LCL International Traders, Inc., and Rosalco, each a wholly-owned subsidiary of the Company, entered into a Reimbursement Agreement with: i) Ben Arnold Compnay, a corporation beneficially owned by several members of the Burton I Koffman and Richard E. Koffman families (including David L. Koffman, who is the president and a director of the Company, and Joseph B. Koffman, a nominee for director) and Karen Cohen, the wife of Arthur C. Cohen, a director of the Company who disclaims any beneficial interest in Ben Arnold Compnay, ii) Ruthanne Koffman (the mother of David L. Koffman and the wife of Burton I. Koffman), iii) Whitehorn Associates a New York corporation, and iv) Joel Margolin (the Vice President of LCL) pursuant to which each of Rosalco, Inc., Ben Arnold Company, Ruthanne Koffman, Whitehorn Associates, and Joel Margolin agreed to provide to the CIT Group/Commercial Services, Inc. ("CIT"), the primary lender to LCL Internation Traders, Inc., irrevocable standby letters of credit and cash in the aggregate amount of $1,700,000 to serve as additional collateral against which CIT would lend additional working capital to LCL pursuant to CIT's lending arrangements with LCL. Each of Rosalco and Joel Margolin provided $500,000 in cash and letters of credit, each of Ruthanne Koffman and the Ben Arnold Compnay provided $250,000 in irrevocable standby letters of credit, and Whitehorn Associates provided a $200,000 irrevocable standby letter of credit.

In consideration for providing the additional collateral, on February 28, 1996 the parties were to have received a total of 282,400 shares of Common Stock of the Company in proportion to the amount of additional collateral initially provided by them, as follows: Joel Margolin will be issued 117,600 shares; each of Ruthanne Koffman and the Ben Arnold Company will be issued 58,800 shares; and Whitehorn Associates will be issued 47,200 shares. As of the date of this filing, no shares have yet been issued.

The arrangement with CIT for the additional financing secured by the additional collateral expired on February 28, 1996. On that date, in the event that CIT shall have applied any of the additional collateral to LCL's obligations to CIT, LCL will reimburse the parties for the collateral so applied by CIT, such reimbursement to be made in the ordinary course of business or in the event LCL refinances its indebtedness. As of the date of this filing, no such reimbursement has yet been made. Alternatively, the parties may at any time after February 28, 1996 receive shares of the Company's Common Stock as reimbursement for the collateral applied by CIT to LCL's obligations by CIT. Each party would receive that number of shares that has as value equal to the amount of such party's collateral that is applied by CIT; for purposes of the agreement, the Company's Common Stock will be deemed to have a value of $1.25 per share.

In July 1996, CIT notified the parties that CIT was applying the additional collateral to LCL's obligations. As a result of the application of the collateral by CIT, the parties will receive the following shares of the Company's Common Stock: Joel Margolin will be issued 400,000 shares; each of Ruthanne Koffman and the Ben Arnold Company will be issued 200,000 shares; and Whitehorn Associates will be issued 160,000 shares. As of the date of this filing no shares have yet been issued.

Other

Aside from the above mentioned $4,700,000 loss on investment, the bankruptcy of LCL has had an adverse effect on Rosalco's cash flow, as well as a negative impact on relations with overseas suppliers. Rosalco has incurred a loss due to declining sales and margins, increased operating costs and obsolete inventory expense. After a thorough analysis, a reserve was established for the slow moving items in inventory, and the entire charge to the Company has been recognized in the current year. Management feels the reserve is adequate. Currently, management is reviewing several inventory distributions alternatives in order to maintain better inventory tracking methods and they anticipate that the current mix of inventory will provide better margins for the Company in the future.


Industry Segment Reporting

The following table states the revenues and operating profit for each segment of the Company's business for the last three years ending April 30. Additional industry segment information applicable to the three most recent fiscal years is disclosed in Note 9 to the Consolidated Financial Statements included in this report.

                             Years Ended April 30  (000's)
                        ---------------------------------------
                          1996            1995            1994
Revenues                --------        --------        -------
Audio Visual            $11,856         $11,632         $9,594
Household                32,149          36,762         40,543
Corporate                     0               0              0

Operating Profit
Audio Visual               $706            $606           $581
Household                (2,058)          1,960          1,980
Corporate                  (729)          (808)          (450)

Identifiable Assets
Audio Visual             $2,598          $3,031         $2,436
Household                14,077          13,661         11,210
Corporate                 1,461             835            925

All the Company's sales are to unaffiliated parties. There have been no inter-segment (interdivisional) sales, transfers or purchases during the last three fiscal years.

Narrative Description of AVES' Business

Products

AVES distributes and rents a broad range of audio video and communications equipment and supplies. Among the items distributed are movie, filmstrip and slide projectors; projection screens and lamps; video cameras and systems; laser videodisk, video projection, TV monitors and receivers; video systems; public address systems, microphones and headsets; tape recorders, record players, cassette recorders, and related accessories and supplies. Some of the items sold (such as blank audio cassettes, headsets and cassette recorders, duplicating equipment and supplies, laminating film and equipment for document protection) are either assembled by AVES itself or purchased from private label and other sole source suppliers and distributed under the "AVES" and "LAMCO" names. AVES also distributes the products of brand name manufacturers such as RCA, GE, Mitsubishi, Elmo, Panasonic, Ikegami, Videotek, Hitachi, Pioneer, Dynatech, Leitch, Tektronix, Avid, Quasar, Telex Corporation, Kodak, Dukane, Sharp, Sony, 3M Brand, Luxor and miscellaneous other brand names. Brand name and "house" brand products account for approximately 95% and 5% of AVES sales, respectively. The Company also offers repair services, audio visual consulting & design, engineering, installation and servicing of audio visual systems to businesses, hospitals and hotels.

Raw Materials

The sources and availability of raw materials are not significant for an understanding of AVES' business since competitive products are obtainable from alternative suppliers. AVES carries an inventory of merchandise for resale and for rental operations that is adequate to meet the rapid delivery requirements (frequently same day shipments) of its distribution business.

Patents

There are no patents, trademarks, licenses, franchises or concessions that are material to AVES' business.

Sales

AVES currently distributes and rents its products in the United States, primarily by means of catalogs, telephone orders and a field sales force. Sales of AVES are not seasonal, except that sales to schools typically are higher from April through July than at other times during the year.

Customers

Approximately 70.2% of the AVES revenues in fiscal 1996 were from sales to schools and other educational institutions. The remaining 29.8% came from the rental of AVES systems primarily to hotels (approximately 3.8%), and sales to business and industry (approximately 26.0%). In fiscal 1995, 69.5% of AVES revenues were from sales to schools and other educational institutions. The remaining 30.5% came from the rental of AVES systems primarily to hotels (approximately 6.3%), and sales to business and industry (approximately 24.2%). In fiscal 1994, 83.7% of AVES revenues were from sales to schools and other educational institutions. The remaining 16.3% came from the rental of AVES systems primarily to hotels (approximately 8.8%), and sales to business and industry (approximately 7.5%).

Backlog

The amount of unfilled sales orders of AVES at April 30, 1996, was $443,000 as compared to $472,000 at April 30, 1995. The amount of unfilled sales orders is not a material measure of AVES' operations.

Competition

The Company believes that AVES is one of the most diversified national audio visual purveyors in the United States, given the different types of services and products offered by the subsidiary. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines available through its distribution channels.

Employees

At April 30, 1996, AVES had 24 employees.

Narrative Descriptive of Rosalco's Business

Products

Rosalco distributes popular merchandise in the furniture and accessories markets. The product lines include beds (wood and brass), ready to assemble wood occasional pieces, jewelry armoires,jewelry boxes and metal tubular beds and brass plated accent pieces. Rosalco offers selections from more than 300 different products. The majority of the products sold by Rosalco are imported from outside the continental United States. In addition to its available product line, this subsidiary develops special designs for several customers. Generally, these customers have exclusive rights to these designs for one year, after which the subsidiary has the option to incorporate them into its product line.

Raw Materials

The sources and availability of raw materials are not material for an understanding of Rosalco's business, since competitive products are obtainable from alternative suppliers. Rosalco carries a substantial inventory of merchandise, which is generally adequate to meet its projected sales levels for three months forward.

Patents

Rosalco owns one trademark, fifty-three design patents and one utility patent with respect to various products. Rosalco does not believe that the loss of any particular trademark, patent or copyright would materially affect its business.

Sales

Rosalco currently distributes its products in the United States through a field sales force, exhibitions at various trade shows and product brochures. The subsidiary's business is somewhat seasonal with higher sales occurring during the fall, prior to the holiday season.

Customers

Rosalco provides its merchandise to more than 6,000 accounts nationwide. Approximately 66% of revenues are from mail order catalog firms, catalog showrooms, wholesale clubs and mass merchandisers. Furniture retailers account for the remainder. During the last fiscal year, one customer accounted for approximately 12.0% of subsidiary sales. During the prior fiscal year, the same customer accounted for approximately 15.3% of subsidiary sales. The same customer accounted for approximately 15.2% of subsidiary sales in fiscal 1994.

Backlog

Although backlog can be affected by the timing of receipt of merchandise imported from overseas rather than changes in the volume of custmer orders, backlog is not a material measure of operations for Rosalco. Unfilled orders at April 30, 1996 were $7.2 million as compared to $3.5 million in the prior year. Order backlog is continually changing, with the dynamic variables of shipping schedules, "on the water" dock to stock time and customer ship dates.

Competition

Other companies offer similar products to those in Rosalco's line. Rosalco's principal means of competition are its innovative products, customer service, prompt shipment, the quality and trend-setting contemporary design of its products and the broad range of products available through its distribution channels.

Employees

At April 30, 1996, Rosalco had 74 employees.

Item 2. Properties

The Company's Corporate office is located in Houston, Texas in a modern, two story, stone and glass building which includes adjoining parking for up to 50 cars. The Corporate office and the business of AVES are conducted from approximately 13,000 square feet; 5,500 of which are used for office, sales and demonstration purposes and 7,500 for warehouse purposes. The current lease term expires on November 30, 2000. The current rental is $5,200 per month.

Rosalco operates from a 160,000 square foot facility located in Jeffersonville, Indiana. The current rental is $18,433 per month with the lease expiring on November 30, 2000.

The Company does not own any real property.

Item 3. Legal Proceedings

The Company is subject to certain pending legal proceedings, most of which are ordinary and routine litigation incidental to its business. None of such legal proceedings, in the opinion of the Company, is material to its business or financial condition.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 1996.

PART II

Item 5. Market For Registrant's Common Stock And Related Stockholder Matters

The Company's common stock trades on The Nasdaq Small Cap Market under the symbol JAYA.

The following table sets forth the quarterly high and low trade prices of the Company's common stock for the periods indicated, in each fiscal year as reported by Nasdaq. As of July 31, 1996, there were approximately 863 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.

                 1996 Common Stock Trade Price   1995 Common Stock Trade Price
                 -----------------------------   -----------------------------
                          High     Low                    High    Low
                          ----    ----                    ----   ----
First Quarter             2.56     .81                    1.00    .28
Second Quarter            1.06    1.00                     .60    .32
Third Quarter              .91     .56                     .48    .34
Fourth Quarter             .69     .44                    1.12    .32

Item 6. Selected Financial Data

Year Ended April 30,        1996       1995       1994       1993       1992
                         ----------- ---------- ---------- ---------- -----------
Results of Operations:
Net Revenues            $44,005,428 48,393,370 50,136,673 51,800,157 57,223,383
Net Earnings (loss)     ($7,185,248)   773,293  1,052,234 (1,768,765)  (437,202)
Prim Earnings Per Shr        ($0.92)      0.11       0.16        0.26     (0.06)
Avg Shares Outstanding    7,833,990  6,867,083  6,682,344  6,704,838  7,105,240
At Year End:
Total Assets             $18,135,587 17,527,066 14,571,455 16,296,496 29,020,724
Long Term Obligations     $1,972,020  1,542,628  1,811,820  2,117,388  4,854,265
Working Capital           $3,412,658  8,783,780  7,542,125  6,521,949  8,912,600
Current Ratio                   1.25       2.19       2.36       1.82       1.57
Stockholders' Equity       2,585,428  8,614,426  7,218,040  6,220,846  8,392,613
Stkhldr Eqty Per Com Shr        0.32       1.25       1.08       0.93       1.18
Debt to Equity Ratio            6.01       1.03       1.02       1.62       2.46

Item 7. Management's Discussion And Analysis Of Financial Condition And Result Of Operations

General Comments

For the fiscal year ended April 30, 1996, the Compnay recognized a consolidated net loss after tax of $7,185,000. Two major factors contributed to the significance of the loss. First, the Company has abandoned its investment in and written off its advances in LCL International Traders, Inc. The financing arrangement from LCL's lender was discontinued due to slow collection of receivable balances form customers. Subsequently, LCL International Traders Inc. filed for Chapter 11 Bankruptcy protection and has liquidated its assets. The entire charge to the Company has been recognized in the current year. Second, Rosalco has incurred a loss due to declining sales and margins, increased operating costs and obsolete inventory expense. After a thorough analysis, a reserve was established for the slow moving items in inventory, and the entire charge to the Company has been recognized in the current year. Management feels the reserve is adequate. Currently, management is reviewing several inventory distribution alternatives in order to maintain better inventory tracking methods and they anticipate that the current mix of inventory will provide better margins for the Company in the future.

Comparison Of Fiscal Year Ended April 30, 1996 With Fiscal Year Ended April 30, 1995

Revenues

Consolidated Revenues of $44,005,000 decreased $4,388,000 or 9.1% from fiscal 1995. AVES increased its revenues by $224,000 or 1.9% from the prior reporting year, due to the continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales at a lower gross profit margin as compared to rental gross profit. Rosalco's revenues decreased $4,612,000 or 12.5% from the prior year, reflecting the very soft retail environment as the retail economy has softened, as well as a change in product mix, slower deliveries from overseas suppliers and credit restraints on customers.

Cost of Revenues

Consolidated Cost of Revenues of $35,722,000 decreased $634,000 or 1.7% from the prior fiscal year. AVES' cost of revenues increased $260,000 or 2.7% reflecting the increase in sales volume. Total gross profit decreased an aggregate of 1.7% from the prior fiscal year at the AVES. Rosalco decreased its cost of revenues $894,000 or 3.3%, associated with the decreased sales volume and was partially offset by a special charge of $650,000 for the writeoff of certain inventory. The gross margin at Rosalco declined 37.5% due to a change in product mix, and competitive pressures, combined with and increase in inventory writedowns.

Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $10,364,000 increased $84,000 or .8% as compared to the prior reporting year. There was a $46,000 or 3.2% decrease in AVES primarily due to a decrease in payroll and related benefit costs. Rosalco recognized a $121,000 or 1.5% increase in expenses. This is a result of an increase in general and administrative costs principally due to bad debt expenses. Corporate expenses increased by $9,000 or 1.3% as compared to the prior year as a result of increases in general business activity.

Interest Expense

Consolidated Interest Expense of $965,000 increased $72,000 or 8.1% primarily due to the increase in the amount of short term borrowings, due to increased inventory levels spawned by the decrease in sales, and increased cost of borrowings.

Loss On Abandonment of Investment & Other Charges

The Company incurred a consolidated Loss On Investment of $4,728,000. The loss of was incurred as a result of Corporate abandoning its investment in and writing off its advances in certain assets and a business acquired in June, 1995. This expense was mainly comprised of writing off investment and wind down costs such as payroll expenses and other accruals which were necessary for proper liquidation.

Net Income

Consolidated Net Loss of $7,185,000 as compared to income of $773,000 decreased $7,958,000 or 1,029.2% as a result of reduced revenues, writeoffs of investment and increased operating expenses.

Comparison Of Fiscal Year Ended April 30, 1995 With Fiscal Year Ended April 30, 1994

Revenues

Consolidated Revenues of $48,394,000 decreased $1,743,000 or 3.5% from fiscal 1994. AVES increased its revenues by $2,038,000 or 21.2% from the prior reporting year, due to the continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales at a lower gross profit margin as compared to rental gross profit. AVES continued to expand its marketing efforts and target the "high tech" professional, industrial and broadcast buyers in business and industry. The Advanced Video Technology division, created last fiscal year, contributed approximately $1,886,000 to the increase in sales at AVES. Rosalco revenues decreased $3,780,000 or 3.5% from the prior year, reflecting the very soft retail environment. Out of warehouse stock sales increased 3.5% from the prior fiscal year while container and direct import sales decreased 17.9% and 34.3%, respectively.

Cost of Revenues

Consolidated Cost of Revenues of $36,356,000 decreased $1,988,000 or 5.2% from the prior fiscal year. AVES' cost of revenues increased $1,758,000 or 22.7% reflecting the increase in sales volume. Total gross profit increased an aggregate of 15.8% from the prior fiscal year at AVES. Rosalco decreased its cost of revenues $4,047,000 or 13.1%, associated with the decreased sales volume. The gross margin Rosalco improved 1.2% from the prior fiscal year.

Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $10,280,000 increased $598,000 or 6.2% as compared to the prior reporting year. Expenses for the AVES increased $254,000 or 18.4% reflecting the increase in direct sales expenses associated with the increased sales volume. Rosalco increased expenses by $344,000 or 4.3% reflecting increased costs. The balance of the increase in expense was associated with Corporate expense. Corporate expenses were decreased by $1,000 compared to prior year.

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

Discontinued Operations - Net of Income Taxes

Consolidated (Losses) (from discontinued operations - net of income tax) No earnings or losses were recorded from discontinued operations for fiscal 1996, as compared to a minimal loss ($36,000) the prior year.

Net Income

Consolidated Net Income of $773,000 as compared to $1,052,000 decreased $279,000 or 26.5% as a result of reduced revenues, increased financing costs, and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1996, consolidated open lines of credit available to the Company for borrowing, were $1,558,000 as compared to $2,113,000 at April 30, 1995. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working Capital

Working capital amounted to $3,412,000 at April 30, 1996, compared to $8,784,000 at April 30, 1995. The decrease in working capital is largely due to the operating loss incurred in the current year. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1996, 1995 and 1994, cash equivalents consisted of agreements to repurchase, certificates of deposit, and money market accounts in the amounts of $0, $808,230, and $113,036,respectively.

Net cash used in operating activities was $4,528,000 in 1996, compared to $1,972,000 in 1995. The change was due principally to recognizing a net loss, combined with increases in account receivable and inventories, and recognizing a future tax refund. This change was offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $66,000, compared to $87,000 in 1995. The change was primarily due realizing no proceeds from the sale of property and equipment, offset by lower capital expenditures in 1996.

Net cash provided by financing activities was $3,951,000, compared to $2,458,000 in 1995. The change was due to proceeds increasing the line of credit with the

In January of 1992, the Company renewed and extended a financing arrangement with State Street Bank and Trust Company to make available a total of $20,300,000 in combination of revolving lines of credit and term loans. Over the course of the next several years, the financing arrangement was amended with the availability ranging from $13,000,000 to $16,325,000.

The current financing arrangement was further amended in April 1996: The loan agreement was revised to reflect the renewal and extension of the maturity dates of lines of credit to April 1997, to approve the repayment schedule of the Company's subordinated convertible debentures, to reflect the payoff of the term loans, and to make available a total of $11,500,000 maximum in revolving lines of credit. Rosalco has a line of $10,000,000 and AVES has a line of $1,500,000, with interest charged at prime plus 1 3/4% for Rosalco, and prime plus 1% for AVES.

In September 1996, the current financing arrangement was further amended to increase Rosalco's line of credit to $11,000,000. The $1,000,000 seasonal overadvance is available through October 31, 1996, and thereafter the line of credit reverts back to $10,000,000. In consideration for the seasonal advance, certain related parties advanced an adiitional $50,000 to the Company in September 1996, which was applied to Rosalco's outstanding line of credit. The related party advances now totaling $1,000,000 are payable on demand and interest is paid monthly at prime plus 2 1/2%.

A combination of funds available through line of credit sources, anticipated cash flows from operations and existing cash balances is expected to provide adequate funds to meet planned requirements for the coming year.

Currently, the Company is not in compliance with the financial covenants as set forth in the loan agreement. However, the Company has obtained a waiver on the covenants from the bank through October 1996. The Company is negotiating with the bank to reestablish covenants to avoid furute noncompliance.

The Company had no material commitments for capital expenditures as of April 30, 1996.

Impact of Inflation

Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the year ended April 30, 1996. The Company has generally been able to pass along price increases from its manufacturers.

Item 8. Financial Statements And Supplementary Data

The Report of Independent Accountants, Financial Statements, Notes to Consolidated Financial Statements and Related Financial Schedules filed as a part of this report are listed in the accompanying Index to Financial Statements and Schedules.

Item 9. Change In And Disagreement With Accountants On Accounting And Financial Disclosure

The Company released KPMG Peat Marwick, LLP as the principal accounting firm as of October 23, 1995, which was approved by the Company's Board of Directors. The Company had no disagreement with KPMG Peat Marwick, LLP on any issues. The Company appointed BDO Seidman, LLP as the principal accounting firm to perform all audit functions effective with the current fiscal year.

PART III

Item 10. Directors And Executive Officers Of The Registrant

Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of September 18, 1996, and, as to directors, the expiration date of their current term of office:

                                CURRENT DIRECTORS
- --------------------------------------------------------------------------------
     Name           Age Term Exp.     Position Presently Held     Director Since
- ------------------- --- --------- ------------------------------- --------------
David Koffman        37   1997     Chairman, President, Chief          1983
                                   Executive Officer and Director
Frank Rabinovitz     54   1997     Executive Vice President, Chief     1989
                                   Operating Officer, Director and
                                   President of AVES
Lawrence J. Schorr   42   1999     Vice Chairman and Director          1996
Robert C. Nolt       48    N/A     Chief Financial Officer              N/A
Michael J. Sherman   49   1997     Director                            1989
Arthur G. Cohen      67   1999     Director                            1990
Michael Silverman    52   1999     Director                            1993
John H.M. Griffiths  43   1998     Director                            1993

David L. Koffman was elected President and Chief Executive Officer of the Company in December 1988. Prior to that time, he served as Director and Vice President of the Company for over six years.

Frank Rabinovitz was elected Executive Vice President, Chief Operating Officer and Director of the Company in 1989. In addition, he is the President of the Company's Audio Visual subsidiary and has served in this capacity for more than six years, as well as in various other executive and management capacities since 1980.

Lawrence J. Schorr is Vice Chairman and Director of the Company. In addition, Mr. Schorr is Chairman and Chief Executive Officer of Binghamton Industries, Inc., a company controlled by the principal shareholders of the Company. Prior to joing the Company, Mr. Schorr was President and Chief Executive Officer of RRT-Recycle America, Inc. for over seven years. Previously, Mr. Schorr was an attorney and partner in the law firm of Levene, Gouldin & Thompson in Binghamton, NY.

Robert C. Nolt is Chief Financial Officer of the Company. In addition, Mr. Nolt is Chief Financial Officer of Binghamton Industries, Inc., a company controlled by the principal shareholders of the Company. Prior to joining the Company, Mr. Nolt was Vice President of Finance of RRT-Recycle America, Inc. Mr. Nolt is a Certified Public Accountant with over 24 years of experience in the Accounting field and has served in a number of executive positions. Before joining RRT in 1993, Mr. Nolt was Chief Financial Officer for the Vestal, NY based Ozalid Corporation.

Michael J. Sherman, CPA, is President and Chief Executive Officer of M.J. Sherman and Associates, a financial consulting firm. Mr. Sherman has served in such capacities for more than six years.

Arthur G. Cohen has been a real estate developer and investor for more then six years. Mr. Cohen is a Director of Apparel America, Inc., Baldwin, and Arlen Inc. Burton I. Koffman and Richard E. Koffman are parties to an agreement with Arthur G. Cohen pursuant to which they have agreed to vote their shares in favor of the election of Mr. Cohen to the Board of Directors of the Company.

Michael Silverman is a venture capitalist and is currently chairman and Chief Executive Officer of Boatracs, Inc. and Unique Events Products, Inc., and a board member of International Savings Bank and International Bedding Corp. Previously, Mr. Silverman was chairman and Chief Executive Officer of

Textile Industries, USA, Sheridan Distributors, Inc., Sussex Group, Ltd. and Huffman Koos. Mr. Silverman is a Chartered Accountant (S.A.) and received his MBA from Stanford.

John H.M. Griffiths is Managing Director and majority shareholder of an international venture capital and financing company based in the United Kingdom; a board member and shareholder of Lynton Delancy & Partners Limited, CL BES Limited Lastbrave Limited and Capel Lynton Limited; a director of Bardwell Western states, and CL BES IV Limited. Previously, Mr. Griffiths was assiciated with Samuel Montagu & Co. Limited as a main board member, Nomura Bank International PLC, Lloyds Bank International and Bank of London & South America. Mr Griffiths received his BA and MA from Cambridge University.

Information Concerning Operations of the Board of Directors

The Executive Committee of the Board of Directors consists of Mr. David L. Koffman (Chair) and Mr. Frank Rabinovitz. The finction of the Executive Committee is to exercise the powers of the Board of Directors to the extent permitted by Delaware law. As a rule, the Executive Committee meets to take action with respect to matters requiring Board of Directors approval and which cannot await a regular meeting of the Board or the calling of a special meeting. Under Delaware law and the Company's Bylaws, both the Board and Executive Committee can act by unamimous written consent to all members.

The Stock Option Committee of the Board of Directors was created to administer the Company;s 1981 Incentive Stock Option Plean, as amended, pursuant to resolution adotped November 24,1981, giving it authority to exercise powers of the Board with respect to the Plan. The Stock Option Committee consists of Mr. Michael J. Sherman and Mr. Michael Silverman.

The Audit Committee of the Board of Directos was created in 1991 to administer and coordinate the activities and results of the annual audit of the Company by independent accoutants and to comply with NASDAQ listing requirements. The Audit Committee is comprised of Mr. Michael J. Sherman (Chair) and Mr. Michael
J. Sherman.

Item 11. Executive Compensation

Set forth in the following table is certain information relating to the approximate remuneration paid by the Company during the last three fiscal years to each of the most highly compensated executive officers whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE (1,2)
                                              Annual Compensation
                                             ----------------------
                                    Year      Salary         Bonus
                                    ----     --------       -------
David L. Koffman                    1996     $162,000            $0
Chairman, President and Chief       1995      162,000        45,500
Executive Officer                   1994      158,500        77,535

Frank Rabinovitz                    1996     $162,000       $50,000
Director, Executive Vice President, 1995      162,000        50,000
Chief Operating Officer, President  1994      157,000        50,346
of AVES

(1) Does not include the value of non-cash compensation to the named individuals which did not exceed the lesser of $50,000 or 10% of such individuals' total annual salary and bonus. The Company provides a vehicle to each of the named executives for use in connection with Company business but does not believe the value of said vehicles and other non-cash compensation, if any, exceeds the lesser of $50,000 or 10% of the individual's total annual salary and bonus.

(2) The Company has entered into Split Dollar Insurance Agreements with Messrs. David L. Koffman and Frank Rabinovitz, pursuant to which the Company has obtained insurance policies on their lives in the approximate amount of $1,054,000 and $497,700, respectively. Each year, that portion of the annual premium cost equal to the one year term insurance cost of the insurance protection is paid by the respective individuals. Then balance of the premium is paid by the Company. Upon the death of the individual, the beneficiary named by the individual is entitled to receive the benefits under the policy, less the aggregate amount of premiums paid by the Company. The approximate amounts paid by the Company during the fiscal year ended April 30, 1996 for this insurance coverage were $36,500, $25,400, respectively. Such amounts are not included in the above table.

The following table sets forth certain information relating to the value of the stock options at April 30, 1996:

                    Number of Unexercised      Value of Unexercised In-The-Money
                 Options at Fiscal Year End       Options ar Fiscal Year End*
                 ---------------------------   ---------------------------------
      Name       Exercisable  Unexcercisable    Excercisable    Unexcercisable
- ---------------- -----------  --------------    ------------    --------------
Frank Rabinovitz   100,000          0             $43,750             0

* Based on the $0.4375 per share closing bid price of the common stock on the NASDAQ Stock Exchange on April 30, 1996

Effective November 24, 1981 and approved at the annual stockholders meeting in 1982, the 1981 Incentive Stock Option Plan (ISOP) was adopted. An amendment to the ISOP was adopted on December 11, 1989. This amendment increased the number of incentive stock options that can be granted from 150,000 shares to 600,000 shares. The ISOP provides for the granting to key employees and officers of incentive stock options, as defined under current tax laws. The stock options are exercisable at a price equal to or greater than the market value on the date of the grant.

No stock options were granted during the fiscal year ended April 30, 1996.

Effective September 15, 1994 and approved at the annual stockholders meeting in 1994, the 1994 NonEmployee Director Stock Option Plan (the "Director Plan" was adopted and 200,000 shares of the Company's common stock reserved for issuance under the Director plan. The Director Plan provides for the automatic grant of nontransferable options to purchase common stock to nonemployee directors of the Company; on the date immediately preceding the date of each annual meeting of stockholders in which an election of directors is concluded, each nonemployee then in office will receive options exercisable for 5,000 shares (or a pro rata share of the total number of shares still available under the Director Plan). No option may be granted under the Director Plan after the date of the 1998 Annual Meeting of Stockholders.

Options issued pursuant to the Director Plan are exercisable at an exercise price equal to not less than 100% of the fair market value (as defined in the Director Plan) of shares of common stock on the day immediately preceding the date of the grant. Options are vested and fully excercisable as of the date of the grant. Unexercised options expire on the earlier of (i) the date that is ten years from the date on which they were granted, (ii) the date which is three calendar months from the date of the termination of the optionee's directorship for any reason other than death or disability (as defined in the Director Plan), or (iii) one year from the date of the optionee's disability or death while serving as a director.

The Direcor Plan became effective immediately following the 1994 Annual Meeting of Shareholders. Each nonemployee director in office on the date immediately preceding the date of each year's annual meeting will receive option exercisable for ,000 shares of common stock.

During fiscal year ended April 30, 1996, no director options were granted to nonemployee directors.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Except pursuant to its ISOP and the Director Plan and except for key employees in its Rosalco subsidiary, the Company does not have any formal annual incentive program, cash or otherwise, nor does it make annual grants of stock options. Cash bonuses and stock options, including bonuses and options paid to executive officers, have generally been awarded based upon individual performance, business unit performance and corporate performance, in terms of cash flow, growth and net income as well as meeting budgetary, strategic and business plan goals.

The Company is committed to providing a compensation program that helps attract and retain the best people for the business. The Company endeavors to achieve a symmetry of compensation paid to a particular employee and the compensation paid to other employees or executives both inside the Company and at comparable companies.

The remuneration package of the Chief Executive Officer includes a percentage bonus based on the Company's profitable performance.

Compensation Committee
   Michael Silverman
   Michael J. Sherman

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth as of June 30, 1996, the holdings of the Company's common stock by those persons owning of record, or known by the Company to own beneficially, more than 5% of the common stock, the holdings by each director or nominee, the holdings by certain executive officers and by all of the executive officers and directors of the Company as a group.

                                      Amount and Nature of
Name and Address of Beneficial Owner  Beneficial Ownership  Note (1) % of Class
- ------------------------------------  --------------------  -------- ----------
David L. Koffman
300 Plaza Drive, Vestal, NY 13850         1,446,727             2     17.678%

Burton I. Koffman
300 Plaza Drive, Vestal, NY 13850           698,500           3,4,5    8.535%

Richard E. Koffman
300 Plaza Drive, Vestal, NY 13850           278,500            4,6     3.403%

Milton Koffman
300 Plaza Drive, Vestal, NY 13850           159,500                    1.949%

Jeffrey Koffman
300 Plaza Drive, Vestal, NY 13850           296,333                    3.621%

Elizabeth Koffman
300 Plaza Drive, Vestal, NY 13850            33,334                    0.407%

Commerzbank AG
31 Charter Road, Hong Kong                1,000,000                   12.219%

Frank Rabinovitz
6116 Skyline Drive, Houston, TX 77057       146,000             7      1.784%

Michael Silverman
6440 Lusk Blvd, San Diego, CA 92121          17,000                    0.208%

John H. M. Griffiths
6 West Muse W Warwick Pl, Pimlico
London, England SW1V2DJ                       5,000                    0.061%

Michael Sherman
33 E 68 St, #13A, New York, NY 10021          5,000                    0.061%

Arthur Cohen
505 8th Ave, #300, New York, NY 10021         5,000                    0.061%

All Directors and Executive Officers                          2,3,4,
as a Group                                1,624,727           5,6,7   19.853%

(1) All shares are owned directly by the individual named, except as set forth herein. Includes actual shares beneficially owned and Employee and Director Stock Options exercisable within 60 days. Burton I. Koffman and Richard E. Koffman are brothers. David L. Koffman is the son of Burton I. Koffman. Joseph B. Koffman is the son of Richard E. Koffman.

(2) Excludes $772,058.34 principal amount of the Company's 12% Convertible Subordinated Debentures, due December 1999, which are convertible into 514,705 shares of common stock at a price of $1.50 per share.

(3) Excludes 37,000 shares owned by a charitable foundation of which Burton I. Koffman is President and Trustee.

(4) Includes 537,000 shares owned as tenants in common by brothers Richard E. Koffman and Burton I. Koffman.

(5) Excludes 407,162 shares owned by the spouse of Burton I. Koffman.

(6) Excludes 180,000 shares owned by the spouse of Richard E. Koffman.

(7) Excludes $49,842.64 principal amount of the Company's 12% Convertible Subordinated Debentures, due December 1999, which are convertible into 33,230 chares of common stock at a price of $1.50 per share.

Item 13. Certain Relationships And Related Transactions

During August, 1995, the Company, LCL International Traders, Inc., and Rosalco, each a wholly-owned subsidiary of the Company, entered into a Reimbursement Agreement with: i) Ben Arnold Company, a corporation beneficially owned by several members of the Burton I. Koffman abd Richard E. Koffman families, (including David L. Koffman, who is the president and a director of the Company, and Joseph B. Koffman, a nominee for director) and Karen Cohen, the wife of Arthur G. Cohen, a director of the Company, who disclaims any beneficial interest in Ben Arnold Company, ii) Ruthanne Koffman (the mother of David L. Koffman and the wife of Burton I. Koffman), iii) Whitehorn Associates, a New York corporation, and iv) Joel Margolin (the Vice President of LCL) pursuant to which each of Rosalco, Inc., Ben Arnold Company, Ruthanne Koffman, Whitehorn Associates, and Joel Margolin agreed to provide the the CIT Group/ Commercial Services, Inc. ("CIT"), the primary lender to LCL International Traders, Inc., irrevocable letters of credit and cash in teh aggregate amount of $1,700,000 to serve as additional collateral against which CIT would lend additional working capital to LCL pursuant to CIT's lending arrangements with LCL. Each of Rosalco and Joel Margolin provided $500,000 in cash and letters of credit, each of Ruthanne Koffman and the Ben Arnold Company provided $250,000 in irrevocable standby letters of credit, and Whitehorn Associates provided a $200,000 irrevocable standby letter of credit.

In consideration for providing the additional collateral, on February 28, 1996 the parties were to have received a total of 282,400 shares of common stock of the Company in proportion to the amount of additional collateral provided by them, as follows: Joel Margolin will be issued 117,600 shares; each of Ruthanne Koffman and the Ben Arnold Company will be issued 58,800 shares; and Whitehorn Associates will be issued 47,200 shares. As of the date of this filing, no shares have yet been issued.

The arrangement with CIT for the additional financing secured by the additional collateral expired on February 28, 1996. On that date, in the event that CIT shall have applied any of the additional collateral to LCL's obligations to CIT, LCL will reimburse the parties for the collateral so applied by CIT, such reimbursement to be made in teh ordinary course of business or in the event LCL refinances its indebtedness. As of the date of this filing, no such reimbursement has yet been made. Alternatively, the parties may at any time after February 28, 1996 receive shares of the Company's common stock as reimbursement for the collateral applied by CIT to LCL's obligations by CIT. Each Party would receive that number of shares that has a value equal to the amount of such party's collateral that is applied by CIT; for purposes of the agreement, the Company's common stock will be deemed to have a value of $1.25 per share.

In July 1996, CIT notified the parties that CIT was applying the additional collateral to LCL's obligations. As a result of the application of the collateral by CIT, the parties will receive the following shares of the Company's common stock: Joel Margolin will be issued 400,000 shares; each of Ruthanne Koffman and the Ben Arnold Company will be issued 200,000 shares; and Whitehorn Associates will be issued 160,000 shares. As of the date of this filing, no shares have yet been issued.

In September 1996, certain related parties advanced an additional $500,000 to the Company in September 1996, which was applied to Rosalco's oustanding line of credit. The related party advances now totaling $1,000,000 are payable on demand and interest is paid monthly at prime plus 2 1/2%

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) Documents filed as part of this report:

    1 and 2. Financial Statements.
    The Report of Independent Accountants, Financial Statements and Notes to Consolidated Financial Statements which are filed as a part of this report are listed in the Index to Financial Statements.

    3. Exhibits which are filed as part of this report are listed in the accompanying Exhibit Index.

(b) Reports on Form 8-K.
    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYARK CORPORATION

By:

/S/ DAVID L. KOFFMAN		Chairman of the Board and Director
DAVID L. KOFFMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ DAVID L. KOFFMAN      Chairman of the Board, President,   September 20, 1996
DAVID L. KOFFMAN          Chief Executive Officer and Director

/S/ FRANK RABINOVITZ      Executive Vice President, Chief     September 20, 1996
FRANK RABINOVITZ          Operating Officer and Director

/S/ MICHAEL J. SHERMAN    Director                            September 20, 1996
MICHAEL J. SHERMAN

/S/ ARTHUR G. COHEN       Director                            September 20, 1996
ARTHUR G. COHEN

/S/ MICHAEL SILVERMAN     Director                            September 20, 1996
MICHAEL SILVERMAN

/S/ JOHN H. M. GRIFFITHS  Director                            September 20, 1996
JOHN H. M. GRIFFITHS

/S/ LAWRENCE J. SCHORR    Director                            September 20, 1996
LAWRENCE J. SCHORR

JAYARK CORPORATION AND SUBSIDIARIES

Index                                                                       Page
________________________________________________________________________________

Independent Accountants' Report                                               22

Consolidated Financial Statements*:

Balance Sheets - April 30, 1996 and 1995                                      24

Statements of Operations - For the years ended April 30, 1996, 1995 and 1994  25

Statements of Stkhldr Eq - For the years ended April 30, 1996, 1995 and 1994  26

Statements of Cash flows - For the years ended April 30, 1996, 1995 and 1994  27

Notes to Consolidated Financial Statements                                    28

Independent Accountants' Report on Financial Statement Schedule               37

Schedule II - Valuation and Qualifying Accounts                               38

Exhibits                                                                      39

Financial Data Schedule                                                       42

Report of Independent Certified Public Accountants

To the Shareholders and Directors
Jayark Corporation

We have audited the accompanying consolidated balance sheet and Jayark Corporation and Subsidiaries as of April 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and Subsidiaries as of April 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

BDO Seidman, LLP
New York, NY

August 15, 1996, except for Note 4 for which the date is September 6, 1996

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

KPMG Peat Marwick, LLP
Houston, Texas

August 9, 1995

Jayark Corporation And Subsidiaries
Consolidated Balance Sheets
April 30, 1996 and 1995

Assets                                                     1996         1995
- ------                                                 ------------ ------------
Current Assets
  Cash and Cash Equivalents                            $   533,676  $ 1,176,700
  Accounts Receivable-Trade, Less Allow For Doubtful     6,029,889    5,250,957
    Accounts of $808,427 in 1996 and $153,168 in 1995
  Other Accounts Receivable                                478,120      469,621
  Federal and State Income Taxes Refundable                695,501       49,550
  Inventories                                            8,654,377    8,533,290
  Deferred Federal Income Taxes                            295,798      295,798
  Other Current Assets                                     303,436      377,876
                                                       ------------ ------------
Total Current Assets                                    16,990,797   16,153,792

Non-Current Assets
  Property & Equipment, Less Accumulated Depreciation
    and Amortization                                      781,266      988,602
  Excess of Cost Over Net Assets of Business Acquired,    311,461      332,821
    Less Accumulated Amortization of $420,975 in 1996
    and $399,616 in 1995
  Deferred Federal Income Taxes                            52,063       51,851
                                                       ------------ ------------
Total Non-Current Assets                                 1,144,790    1,373,274
                                                       ------------ ------------
Total Assets                                           $18,135,587  $17,527,066
                                                       ============ ============
Liabilities
- -----------
Current Liabilities
  Notes Payable & Lines of Credit                      $ 9,051,585  $ 5,045,143
  Notes Payable to Related Parties                         500,000      500,000
  Current Maturities of Long Term Debt                      38,558       23,580
  Accounts Payable                                       1,829,131      997,947
  Accrued Liabilities and Deferred Compensation            128,990      144,132
  Commissions Payable                                      280,630      195,058
  Accrual Related to LCL Investment                      1,202,624            0
  Other Current Liabilities                                546,621      464,152
                                                       ------------ ------------
Total Current Liabilities                               13,578,139    7,370,012

Non-Current Liabilities
  Long Term Debt, Excluding Current Maturities              72,020       42,628
  Subordinated Debentures                                1,400,000    1,500,000
  Other Long Term Liabilities, Related to LCL              500,000            0
    Investment
                                                       ------------ ------------
Total Non-Current Liabilities                            1,972,020    1,542,628
                                                       ------------ ------------
Total Liabilities                                       15,550,159    8,912,640
                                                       ------------ ------------
Commitments

Stockholders' Equity
- --------------------
  Common Stock of $.30 Par Value. Authorized             2,393,639    2,093,639
    10,000,000 Shares; Issued 7,978,799 Shares
    in 1996 and 6,978,799 Shares in 1995
  Additional Paid-In Capital                             7,966,730    7,110,480
  Deficit                                               (7,774,941)    (589,693)
                                                       ------------ ------------
Total Stockholders' Equity                               2,585,428    8,614,426
                                                       ------------ ------------
Total Liabilities & Stockholders' Equity               $18,135,587  $17,527,066
                                                       ============ ============

See accompanying notes to consolidated financial statements

Jayark Corporation And Subsidiaries
Consolidated Statements of Operations
For The Years Ended April 30, 1996, 1995, and 1994

Continuing Operations:                        1996         1995         1994
                                          ------------ ------------ ------------
Net Revenues                              $44,005,428  $48,393,370  $50,136,673

Costs & Expenses:
  Cost of Revenues                         35,722,085   36,356,232   38,343,828
  Selling, General & Administrative        10,363,934   10,279,511    9,681,824
  Interest                                    965,197      893,124      677,440
  Loss On Abandonment Of Investment         4,728,436            0            0
  Other Income                                 (5,300)    (374,929)    (117,128)
                                          ------------ ------------ ------------
Total Costs & Expenses                     51,774,352   47,153,938   48,585,964

Pre-Tax Earnings (Losses) From Cont Oper   (7,768,924)   1,239,432    1,550,709

Provision (Credit) For Income Taxes          (583,676)     466,139      570,379
                                          ------------ ------------ ------------
Income (Loss) From Continuing Operations   (7,185,248)     773,293      980,330

Income From Disc Oper, Net of Income Tax            0            0      (36,080)
Cum Effect of Change in Acct For Inc Tax            0            0      108,074
                                          ------------ ------------ ------------
Net Income (Loss)                         ($7,185,248) $   773,293  $ 1,052,324
                                          ============ ============ ============
Primary Earnings (Loss) Per Common Share:
  Continuing Operations                        ($0.92)       $0.11        $0.15
  Discontinued Operations                        0.00         0.00        (0.01)
  Cum Effect of Change in Acct For Inc Tax       0.00         0.00         0.02
                                          ------------ ------------ ------------
  Net Income (Loss)                            ($0.92)       $0.11        $0.16
                                          ============ ============ ============

Fully Diluted Earnings (Loss) Per Com Sh:
  Continuing Operations                        ($0.92)       $0.11        $0.14
  Discontinued Operations                        0.00         0.00         0.00
  Cum Effect of Change in Acct For Inc Tax       0.00         0.00         0.01
                                          ------------ ------------ ------------
  Net Income (Loss)                            ($0.92)       $0.11        $0.15
                                          ============ ============ ============
Weighted Average Common Shares:
  Primary                                   7,837,275    6,867,083    6,682,344
                                          ============ ============ ============
  Fully Diluted                             7,837,275    7,965,438    7,903,147
                                          ============ ============ ============

See accompanying notes to consolidated financial statements

Jayark Corporation And Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Years Ended April 30, 1996, 1995, and 1994

                       Common Stk  Pd-In Cap   Deficit    Treas Stk  Tot Equity
                       ---------- ---------- ------------ ---------- -----------
Bal at April 30, 1993  $2,049,973 $6,691,207 ($2,415,310) ($105,024) $6,220,846
  Acq 127,430 Sh Tr Stk         0          0           0    (55,130)    (55,130)
  Net Income                    0          0   1,052,324          0   1,052,324
                       ---------- ---------- ------------ ---------- -----------
Bal at April 30, 1994   2,049,973  6,691,207  (1,362,986)  (160,154)  7,218,040
  Acq 319,200 Sh Tr Stk         0          0           0   (222,688)   (222,688)
  Issued 145,551 Sh Stk    43,666    419,273           0          0     462,939
  Retirement of Tr Stk          0          0           0    382,842     382,842
  Net Income                    0          0     773,293          0     773,293
                       ---------- ---------- ------------ ---------- -----------
Bal at April 30, 1995   2,093,639  7,110,480    (589,693)         0   8,614,426
  Issued 1,000,000 Sh St  300,000    856,250           0          0   1,156,250
  Net Loss                      0          0   7,185,248          0  (7,185,248)
                       ---------- ---------- ------------ ---------- -----------
Bal at April 30, 1996  $2,393,639 $7,966,730 ($7,774,941)        $0  $2,585,428
                       ========== ========== ============ ========== ===========

See accompanying notes to consolidated financial statements

Jayark Corporation And Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended April 30, 1996, 1995, and 1994

                                              1996         1995         1994
Cash Flows From Operating Activities:     ------------ ------------ ------------
  Income (Loss) From Cont Operations      ($7,185,248)    $773,293   $1,088,404
  Income From Discontinued Operations               0            0      (36,080)
Adjustments to Reconcile Earnings (Loss)
    to Cash From Operating Activities:
  Stock Issued From Abandoned Investment    1,156,250            0            0
  Depreciation and Amortization of PP&E       273,378      254,894      476,605
  Amortization of Excess of Cost Over Net      21,360       21,361       21,360
    Assets of Businesses Acquired
  Amortization of Patents                           0            0       23,267
  Discontinued Manufacturing Division               0      672,870            0
  (Gain) Loss on Disposition of Assets              0       56,956       (6,141)
Change In Assets and Liabilities Net Of
    Effects From Acquisition of Subs:
  (Incr) Decr in Deferred Fed Inc Tax Exp           0      277,284     (133,138)
  (Incr) Decr in Accounts Receivable Net     (787,431)    (790,845)     641,918
  (Incr) Decr in Fed & State Inc Tax Ref     (645,951)     (49,550)     664,217
  (Incr) Decr in Inventories                 (121,087)  (1,914,533)     903,862
  (Incr) Decr in Other Current Assets          74,440     (200,293)    (149,249)
  (Incr) Decr in Net Assets of Disc Oper            0       48,522            0
  Incr (Decr) in Accounts Payable             831,184     (422,263)     217,447
  Incr (Decr) in Fed & State Inc Tax Pay            0     (166,128)     166,128
  Incr (Decr) in Accrued Salaries and         (15,142)    (305,059)     142,989
    Deferred Compensation
  Incr (Decr) in Commissions Payable           85,572       63,607      (51,800)
  Incr (Decr) in Other Liabilities          1,784,881     (291,836)      81,089
  Incr (Decr) in Net Liab of Disc Oper              0            0     (316,051)
                                          ------------ ------------ ------------
Net Cash Provided By (Used In) Oper Act    (4,527,794)  (1,971,720)   3,734,827

Cash Flows From Investing Activities:
  Capital Expenditures for Prop & Equip       (66,042)    (249,225)    (211,183)
  Proceeds From Sale of Prop & Equipment            0      162,334       36,980
                                          ------------ ------------ ------------
Net Cash Provided By (Used In) Invest Act     (66,042)     (86,891)    (174,203)

Cash Flows From Financing Activities:
  Payments of Long Term Debt                  (33,188)    (127,678)    (109,086)
  Proceeds From Issuance of Notes Payable   4,084,000    3,108,582            0
  Principal Payments on Notes Payable               0            0   (2,701,503)
  Purchase (Repayment) of Subordinated Debt  (100,000)    (300,000)    (200,000)
  Purchase of Treasury Stock                        0     (222,668)     (55,130)
                                          ------------ ------------ ------------
Net Cash Provided By (Used In) Finance Act  3,950,812    2,458,236   (3,065,719)

Net Incr (Decr) in Cash & Cash Equivalents   (643,024)     399,625      494,905
Cash & Cash Equivalents at Beginning of Yr  1,176,700      777,075      282,170
                                          ------------ ------------ ------------
Cash & Cash Equivalents at End of Year       $533,676   $1,176,700     $777,075
                                          ============ ============ ============
Supplemental Schedule of Cash Flow Info:
  Cash Paid For:
    Interest                                 $965,197     $893,124     $680,993
                                          ============ ============ ============
    Income Taxes                              167,000      389,094      838,221
                                          ============ ============ ============
  Non-Cash Transactions:
    Common stock Issued in Connection       1,156,250            0            0
      With LCL Investment                 ============ ============ ============

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

April 30, 1996, 1995 and 1994

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Jayark Corporation and its wholly-owned subsidiaries (the "Company"). All material intercompany profits, transactions and balances have been eliminated.

The accounts of purchased companies are included in the consolidated financial statements from the dates of acquisition. The excess of cost over the fair value of net assets of businesses acquired is being amortized using the straight line method over a 40 year period commencing with the dates of acquisition.

Inventories

Inventories comprise finished goods and are stated at the lower of cost (first in, first out) method or market.

Property and Equipment, Depreciation and Amortization

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

Revenue Recognition

Revenues are recorded when products are shipped. Allowances are recorded for estimated returns and losses.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective May 1, 1993, as required by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company adopted the asset and liability method and reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of operations.

Earnings per Share

Earnings per common share for the years ended April 30, 1995 and 1994 were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods. Common equivalent shares include shares that would be issuable upon the exercise of outstanding stock options reduced by the number of shares that are assumed to be repurchased by the Company with the proceeds from the exercise of the stock options. The shares purchased by the Company are assumed to be purchased at the average market price during the respective period for primary earnings and at the higher of the average market price or period-end price for fully diluted earnings per share. Fully diluted earnings per share assumes the conversion of the 12% convertible subordinated debentures issued in December 1989 (see Note
6).

For the year ended April 30, 1996, net loss per share is calculated using the weighted average number of common shares outstanding during the period. For purposes of the calculation, the shares to be issued in connection with the LCL investment (see Note 13) were considered as issued on April 30, 1996. The conversion of the subordinated debentures and assumed exercise of options have not been considered in the computation, since the effects were determined to be anti-dilutive.

Changes in Financial Presentation

Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the presentation used in 1996.

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1996 and 1995, cash equivalents consisted of agreements to repurchase, certificates of deposits, and money market accounts in the amounts of $0 and $808,230, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Effect of New Accounting Pronouncements

(a) Long-Lived Assets

    Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. No write-downs have been necessary through April 30, 1996.

(b) Stock-Based Compensation

    The Company does not presently intend to adopt the fair value based method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into fiscal years that begin after December 15, 1995.

(2)  Related Party Transactions

Accrued salaries and deferred compensation payable to related parties includes unpaid salaries, bonuses, and deferred compensation to officers and directors amounting to $65,218 and $60,500 in 1996 and 1995, respectively.


Interest expense relating to notes payable to certain related parties was $150,868, $60,736, and $52,012 in 1996, 1995 and 1994, respectively.

(3)  Property and Equipment

Property and equipment are summarized as follows:

                                     April 30, 1996    April 30, 1995
                                     --------------    --------------
Machinery and equipment                 $899,622          $870,579
Furniture and fixtures                   448,040           462,252
Leasehold improvements                   400,178           406,171
Automobiles and trucks                   218,423           218,423
Rental and demonstration equipment        87,400           950,795
                                     --------------    --------------
   Total property and equipment        2,053,663         2,908,220
Less accumulated depreciation and      1,272,397         1,919,618
  amortization
                                     --------------    --------------
   Net property and equipment           $781,266          $988,602
                                     ==============    ==============

(4)  Notes Payable & Lines of Credit

At April 30, 1996, notes payable represented a line of credit with a bank under a financing agreement that permits the Company to borrow up to an aggregate amount of $11,500,000 (or the borrowing base as defined in the agreement). During fiscal 1995, the Company paid off its term loan obligation and renegotiated the notes payable, which resulted in an increase in the interest rate from the lender's prime rate plus 3/4% in 1995 to prime rate plus 1% to 1 1/4% in 1996. The notes are secured by the Company's accounts receivable and inventories.

The notes, which are payable on demand, restrict the payment of dividends and contain various financial covenants, as follows: a limit of capital expenditures, debt to capital base, current ratio and minimum net earnings.

The covenants are measured on a quarterly basis. As of April 30, 1996, the Company was in violation of some of these covenants.

On April 29, 1996, the Company renegotiated the terms of the agreement. The new agreement terms provide for monthly interest terms at prime rate plus 1% to 1 3/4%. Certain covenants are expected to be in violation subsequent to April 30, 1996 and the Company received a waiver through October 1996 of these violations. The Company plans to enter into negotiations with the bank to reestablish covenant levels for future reporting periods.

At April 30, 1996 and 1995, the Company had letters of credit outstanding amounting to $1,213,193 and $2,502,269, respectively. These letters of credit were issued primarily for the purchase of inventory from foreign sources.

(5)  Long Term Debt

Long term debt is summarized as follows:

Description                                        April 30, 1996 April 30, 1995
- -------------------------------------------------- -------------- --------------
Notes payable to a bank with interest rates ranging
from 7 1/4% to 9%, maturity dates ranging from
December 1995 to January 1999, collateralized by
vehicles.                                               42,154         66,208

Note payable to City of Jeffersonville with interest
rate of 4.5%, maturing in August 2002, collateralized
by computer equipment.                                  68,424              0
                                                   -------------- --------------
Total Long term debt                                   110,578         66,208
Less: Current maturities of long term debt              38,558         23,580
                                                   -------------- --------------
Long term debt, excluding current maturities           $72,020        $42,628
                                                   ============== ==============

Aggregate yearly maturities of long term debt for the years after April 30, 1995 are as follows:

                          1997             $38,558
                          1998              17,331
                          1999              17,781
                          2000              10,931
                          2001              11,433
                          Thereafter        14,544
                                           -------
                          Total           $110,578
                                           =======

(6)  Subordinated Debentures

On December 19, 1989, the Company issued $2,000,000 of 12% convertible subordinated debentures to affiliates of the Company due December 1995. The maturity date on these debentures has been extended until December 1999. Interest on the outstanding balance is paid semiannually on April 30 and October 31. The debentures may be converted into shares of the Company's stock at a price of $1.50 per share at any time prior to maturity. At April 30, 1996, 933,333 shares of the Company's common stock are reserved for the conversion feature. The debentures will automatically convert into shares of the Company's stock at the conversion price in effect at such time in the event that the average closing sale price of the Company stock for any period of thirty consecutive trading days was equal to or exceeded $2.25 per share. Through April 30, 1996, the Company retired $600,000 of the debentures.

(7)  Income Taxes

Income tax expense (benefit) (relating to Federal taxes) attributable to income taxes consists of:

Year ended April 30,            Current       Deferred        Total
- --------------------           ----------     --------      ----------
       1996                    ($583,676)           $0      ($583,676)
       1995                     $188,856      $277,283       $466,139
       1994                     $539,295       $31,084       $570,379

The tax benefit recorded in 1996 represents the taxes refundable from prior years due to the carryback of the current year's loss.

At April 30, 1996, the Company had, for federal tax reporting purposes, net operating loss carryforwards totaling $2,500,000, expiring in 2011.

The actual tax expense (benefit) attributable to continuing operations for differs from the "expected" tax expense (computed by applying the U.S. corporate rate of 34%) as follows:

Description                                             1995     1994     1993
- ------------------------------------------------- ------------ -------- --------
Tax expense (benefit) at statutory rate           ($2,641,434  $421,407 $527,241
Increase in valuation allowance (due primarily to   1,889,000         0        0
  nonutilization of net operating loss)
Officers' life insurance                               27,000    26,684   26,684
Permanent and other differences                       141,758    18,048   16,454
                                                  ------------ -------- --------
Total expense (benefit) provided                    ($583,676) $466,139 $570,379
                                                  ============ ======== ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 30, 1996 and 1995 are presented below:

Description                                                     1996     1995
- -----------------------------------------------------        --------- --------
Accruals in connection with abandonment of investment         $506,000       $0
Bad debt reserve                                               254,000  169,000
Inventory uniform capitalization adjustment                    130,000  127,000
Plant and equipment, depreciation differences                   48,000   41,000
Inventory reserves                                             442,000   11,000
Net operating losses                                           857,000        0
                                                             --------- --------
   Subtotal                                                  2,237,000  348,000
Valuation allowance                                          1,889,000        0
                                                             --------- --------
Total deferred tax assets                                     $348,000 $348,000
                                                             ========= ========

Management believes that the remaining portion of the deferred tax asset will more likely than not be fully realized based on the Company's historical earnings and future expectations of adjusted taxable income.

(8)  Leases

The Company has several operating leases that expire at various dates ranging through November 2000. Future minimum lease payments related to operating leases are detailed as follows:

                  Year ending April 30,               Operating leases
                  ---------------------               ----------------
                         1997                             $578,297
                         1998                              507,633
                         1999                              481,406
                         2000                              387,547
                         2001                              191,853
                         Thereafter                              0
                                                      ----------------
                         Total minimum lease payments   $2,146,736
                                                      ================

Total rental expense for operating leases was approximately $475,000, $283,000, and $584,000 for 1996, 1995 and 1994, respectively.

(9)  Industry Segments

The Company operated in two industries during fiscal 1996, 1995 and 1994: (i) distributor of audio-visual and video equipment and supplies, primarily to schools and industry ("AVES"); and (ii) importer and distributor of furniture and other products ("Rosalco"). There are no inter-segment sales or sales to foreign customers.

The following is a summary of the Company's operations in different industries for the years ended April 30, 1996, 1995 and 1994. The corporate amounts are adjusted and include entries for intercompany, consolidating and eliminating entries.

Year ended April 30, 1996       AVES        Rosalco     Corporate  Consolidated
- -------------------------   ------------  ------------  ---------  -------------
Revenues                     $11,856,149  $32,149,279          $0   $44,005,428
Operating income (loss)          706,346   (2,057,587)   (729,350)   (2,080,591)
Depreciation expense              70,986      190,856      11,536       273,378
Capital additions                      0       59,194       6,848        66,042
Identifiable assets            2,597,661   14,076,868   1,461,058    18,135,587

Year ended April 30, 1995   Audio Visual   Household    Corporate  Consolidated
- -------------------------   ------------  ------------  ---------  -------------
Revenues                     $11,631,792  $36,761,578          $0   $48,393,370
Operating income (loss)          606,050    1,959,963    (808,386)    1,757,627
Identifiable assets            3,030,645   13,661,313     835,108    17,527,066

Year ended April 30, 1994   Audio Visual   Household    Corporate  Consolidated
- -------------------------   ------------  ------------  ---------  -------------
Revenues                      $9,593,894  $40,542,779          $0   $50,136,673
Operating income (loss)          581,276    1,979,679    (449,934)    2,111,021
Identifiable assets            2,436,362   11,210,414     924,679    14,571,455

(10)  Stock Options

The Company's Incentive Stock Option Plan ("ISOP"), as amended, allows for the granting of 600,000 shares of the Company's common stock. The ISOP provides for the granting to key employees and officers of incentive stock options, as defined, under current tax laws. The stock options are exercisable at a price equal to or greater than the market value on the date of the grant.

Option activity under the ISOP is as follows:

                                  Stock Options-ISOP
             ------------------------------------------------------------------
                                     Outstanding
             -----------------------------------------------------
Fiscal Year  Beg Balance  Terminated/Expired  Granted  End Balance  Exercisable
- -----------  -----------  ------------------  -------  -----------  -----------
04/30/1994     175,000         (175,000)      467,500    467,500      170,000
04/30/1995     467,500          (75,000)            0    392,500      228,125
04/30/1996     392,500         (150,000)            0    242,500      242,500
Exercise pr  $0.44-$1.05         $0.44          N/A    $0.44-$1.05  $0.44-$1.05

Effective September 17, 1994 and approved at the annual stockholders' meeting in 1994, the 1994 Nonemployee Director Stock Option Plan (the "Director's Plan") was adopted and 200,000 shares of the Company's common stock reserved for issuance under the Director's Plan. The Director's Plan provides for the automatic grant of nontransferable options to purchase common stock to nonemployee directors of the Company, on the date immediately preceding the date of each annual meeting of stockholders in which an election of directors is concluded. Each nonemployee director then in office will receive options exercisable for 5,000 shares (or a pro rata share of the total number of shares still available under the Director's Plan). No option may be granted under the Director's Plan after the date of the 1998 annual meeting of stockholders.

Options issued pursuant to the Director's Plan are exercisable at an exercise price equal to not less than 100% of the fair market value (as defined in the Director's Plan) of shares of common stock on the day immediately preceding the date of the grant. Options are vested and fully exercisable as of the dat of the grant. Unexercised options expire on the earlier of (i) the date that is ten years from the date on which they were granted, (ii) the date which is three calendar months from the date of the termination of the optionee's directorship for any reason other than death or disability (as defined in the Director's
Plan), or (iii) one year from the date of the optionee's disability or death while serving as a director.

Option activity under the Plan is as follows:

                         Stock Options-Nonemployee Director
             ------------------------------------------------------------------
                                     Outstanding
             -----------------------------------------------------
Fiscal Year  Beg Balance  Terminated/Expired  Granted  End Balance  Exercisable
- -----------  -----------  ------------------  -------  -----------  -----------
04/30/1995           0                0        35,000     35,000       35,000
04/30/1996      35,000           10,000             0     25,000       25,000
Exercise pr      $0.49            $0.49         $0.49      $0.49        $0.49

(11)  Major Customers

At April 30, 1995 no customer's sales was greater than 10% of the Company's total sales. In 1994, sales to one customer represented 12% of total sales.

(12)  Treasury Stock

Subsequent to the purchase of a subsidiary in 1989, an indemnity claim was made by the Company to reduce the purchase price because certain asset and income items were not recorded in accordance with generally accepted accounting principles. The settlement of the indemnity claim resulted in a reduction in the purchase price of the Household subsidiary of approximately $513,002 and the receipt and subsequent cancellation of approximately 400,398 shares of the Company's common stock.

Subsequent to the Company's announcement of its stock repurchase plan during the third quarter of fiscal 1994, the Company purchased 319,200 and 127,430 shares of the Company's common stock during the years ended April 30, 1995 and 1994, respectively.

During fiscal 1995, 720,581 shares of Company's common stock, which was comprised of 575,030 treasury shares and 145,551 of newly issued shares were distributed as part of the consideration given in acquiring a certain sales commission agreement between the Company, the Company's discontinued Sportswear subsidiary and Stage II Apparel Corp., a New York corporation. The stock issued was then distributed by the Sportswear subsidiary to certain related parties and affiliates in partial settlement of certain promissory notes existing between the Sportswear subsidiary and the related parties and affiliates.

(13)  Loss on Abandonment of Investment

On June 27, 1995, LCL International Traders, Inc., ("LCL"), a wholly-owned subsidiary of Jayark Corporation ("Jayark"), completed the acquisition of substantially all the assets and business of a group of affiliated companies engaged in the import and distribution of seasonal and promotional merchandise. The sellers, located in Hong Kong and Central Islip, New York, have operated under the trade names "Liberty Bell Christmas", "Ivy Mar", "Creative Home Products" and "Award Manufacturing". LCL acquired these trade names as part of the transaction.

The purchase price for the acquisition comprised the following: issue of 1,000,000 common shares of Jayark to the sellers, cash paid by LC of $3,000,000, a note payable by LCL to the sellers for $3,000,000 and the assumption of certain liabilities of the sellers. The Company advanced $1,000,000 to LCL in connection with the cash portion of the purchase price. LCL obtained a credit facility for the balance of the cash portion of the purchase price.

During August 1995, Jayark, LCL and Rosalco, a wholly-owned subsidiary of Jayark, entered into a Reimbursement Agreement with certain related third parties to provide to The CIT Group/Commercial Services, Inc. ("CIT"), the primary lender to LCL, irrevocable standby letters of credit and cash in the aggregate amount of $1,700,000 to serve as additional collateral against which CIT would lend additional working capital to LCL pursuant to CIT's lending arrangements with LCL.

In consideration for providing the additional collateral, the guarantors will receive share of common stock of the Company in proportion to the amount of additional collateral initially provided by them. Excluding the shares attributable to Rosalco, the Company is obligated to issue a total of 282,400 shares of its common stock to the guarantors.

The arrangement with CIT for the additional financing secured by the additional collateral expired on February 28, 1996. The arrangement indicated that on that date, in the event that CIT shall have applied any of the additional collateral to LCL's obligations to CIT, LCL would reimburse the parties for the collateral so applied by CIT. Alternatively, the parties may at any time after February 28, 1996 receive shares of the Company's common stock as reimbursement for the collateral applied by CIT to LCL's obligations by CIT. Each party would receive that number of shares that has a value equal to the amount of such party's collateral that is applied by CIT. Excluding the shares attributable to Rosalco, the Company is obligated to issue a total of 960,000 shares of its common stock to the guarantors.

During fiscal 1996, the Company abandoned the investment in LCL, which in turn has filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. Due to the nature of the investment and the short period of operation of LCL, the operations of LCL have not been consolidated with the Company's operations. Rather, the Company has provided for all realized and expected losses on the abandonment, summarized as follows:

          Description                                               Amount
          ----------------------------------------------------    ----------
          Value of shares issued                                  $1,156,250
          Cash paid                                                1,000,000
          Provision for issuance of shares to guarantors             500,000
            (using the most recent quoted stock price)
          Rosalco obligation under the reimbursement agreement       500,000
          Anticipated costs of abandonment                         1,572,186
                                                                  ----------
            Total loss on abandonment                             $4,728,436
                                                                  ==========

(14)  Financial Instruments

The carrying amounts of financial unstruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximated fair value as of April 30, 1996 due to the short maturity of these items. The fair value of the convertible debentures is not reasonably determinable.

(15)  Fourth Quarter Adjustments

During the fourth quarter of fiscal 1996, the Company made the following significant adjustments to reported earnings:

             Increase in accounts receivable reserves         $550,000
             Increase in inventory reserves                  1,195,534

Report of Independent Certified Public Accountants on Financial Statement Schedule

Jayark Corporation

The audit referred to in our report dated August 15, 1996, September 6, 1996 for
Note 4, relating to the consolidated financial statements of Jayark Corporation incorporated in Item 8 of the Form 10-K for the year ended April 30, 1996 included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsiblity of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule for the year ended April 30, 1996, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

New York, New York
August 15, 1996

Schedule II
Jayark Corporation and Subsidiaries
Valuation and Qualifying Accounts
For The Year Ended April 30, 1996

                         Balance at    Charged to Costs   Changes    Balance at
Year   Description       Beg of Year     and Expenses   Add (Deduct) End of Year
- ---- ----------------- --------------- ---------------- ------------ -----------
1996 Bad Debt Reserve      $153,168         684,353       (29,094)     $808,427
1996 Inventory Reserve     $648,345       1,277,534      (574,591)   $1,351,288

Exhibit Index

 3(1)	Certificate of Incorporation of the Company.  Incorporated herein by reference to the Company's Proxy Statement for its 1991 Annual Meeting of Shareholders, Exhibit B thereto.

 3(2)	Bylaws of the Company.  Incorporated herein by reference to the
        Company's Proxy Statement for its 1991 Annual Meeting of Shareholders, Exhibit C thereto.

4(1)	Specimen Certificate of Common Stock, par value $0.30 per share, incorporated herein by reference from Registration Statement on Form S-1, File Number 2-18743, Exhibit 4 thereto.

 4(2)	12% Convertible Subordinated Debenture due 1994, incorporated herein by reference to the Report on Form 8-K filed January 4, 1990, Exhibit 28(a) thereto.

4(3)	Registration rights agreement dated as of December 20, 1989, by and between the Company and Rosalco, Inc., incorporated herein by reference to the Report on Form 8-K filed January 4, 1990, Exhibit 28(c) thereto.

10(1)*	1981 Incentive Stock Option Plan, as amended as of December 15, 1989, incorporated herein by reference to the Annual Report on Form 10-K for the year ended April 30, 1990, Exhibit 10(1) thereto.

10(2)	Notes and Loan and Security Agreements (Inventory & Accounts Receivable)
        each dated as of January 20, 1992, between Jayark Corporation, AVES Audio Visual Systems, Inc., Rosalco, Inc., Rosalco Woodworking, Inc., Diamond Press Company, and State street Bank & Trust Company of Boston, Massachusetts, incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1992, Exhibit 10(3) thereto.

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
        Company, Pilgrim Too Sportswear, Inc., J.F.D. Distributors, Inc., and others named therein, and Barclays Commercial Corporation, incorporated herein by reference to the Annual Report on Form 10-K for the year ending April 30, 1992, Exhibit 10(10) thereto.

10(6)	Diamond Press Asset Sale and Purchase Agreement dated as of November 23,
        1992 by and between the Company and Harstan, Inc., incorporated herein by reference to the Company's Form 8-K, as amended, as of November 23, 1992, Exhibit 2 thereto.

10(7)	Asset Sale and Lease Termination Agreement, by and between Pilgrim Too
        Manufacturing Company, Inc., New Images, Inc., Victor Freitag, Jr. and wife Gilbert R. Freitag, and Robert E. Skirboll and wife Robin T. Skirboll, dated as of April 2, 1993; Asset Purchase Agreement by and between the Company, Pilgrim Too Sportswear, Inc., Pilgrim Too Manufacturing Company, Inc., Stage II Apparel Corp., Shambuil Ltd., and Pilgrim II Apparel Corp., dated as of April 2, 1993; both incorporated herein by reference to the Company's Form 8-K as of April 2, 1993, Exhibits thereto.

10(8)	Amendment to certain Notes and Loan and Security Agreements each dated as of January 20, 1992, incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1993, Exhibit 10(8) thereto.

10(9)	Amendment to certain Notes and Loan and Security Agreements each dated as of December 31, 1993, incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1994, Exhibit 10(9) thereto.

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

10(12)	Guarantee Agreement, dated June 5, 1995, by Award Manufacturing
        Corporation in favor of	LCL International Traders, Inc., incorporated
        herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(c) thereto.

10(13)	Guarantee Agreement, dated June 5, 1995, by LIB-Com Ltd., Liberty Bell
        Christmas, Inc., Ivy Mar Co., Inc., Creative Home Products, Inc., and
        Liberty Bell Christmas Realty, Inc. in favor of	LCL International
        Traders, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(d) thereto.

10(14)	Promissory Note of LCL International Traders, Inc., due July 29, 1998,
        payable to the order of	Commerzbank AG, Hong Kong Branch, incorporated
        herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(e) thereto.

10(15)	Confirmation Letter Agreement dated June 22, 1995, among Citibank, N.A.,
        Commerzbank AG,	Bayerische Vereinsbank AG, LCL International Traders,
        Inc., and Jayark Corporation, incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(f) thereto.

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

10(20)	Amendment to certain Notes and Loan and Security Agreements each dated as of December 31, 1994, incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1995 Exhibit 10(20) thereto.

10(21) Loan and Security Agreements dated April 29, 1996 Rosalco, Inc., and State Street Bank & Trust Company of Boston, Massachusetts.

10(22) Loan and Security Agreements dated April 29, 1996 AVES Audio Visual Systems, Inc., and State Street Bank & Trust Company of Boston, Massachusetts.

10(23) First amendment to Loan and Security Agreements dated as of September 20, 1996 between Rosalco, Inc. and State Street Bank & Trust Company of Boston, Massachusetts.

10(24) Agreement of Extension of Maturity of 12% Convertible Subordinated Debentures dated April 30, 1990.

22      Subsidiaries

* - Management Compensation Plan

                         Financial Data Schedule

[ARTICLE]                               5
[LEGEND]
[RESTATED]
[CIK]                          0000053260
[NAME]
<MULTI PLIER>                      1000.0
[CURRENCY]                            USD
[FISCAL-YEAR-END]                04/30/96
[PERIOD-START]                   05/01/95
[PERIOD-END]                     04/30/96
[PERIOD-TYPE]                      12-mos
[EXCHANGE-RATE]

[CASH]                                534
[SECURITIES]                            0
[RECEIVABLES]                       6,030
[ALLOWANCES]                            0
[INVENTORY]                         8,654
[CURRENT-ASSETS]                   16,991
[PP&E]                              2,053
[DEPRECIATION]                      1,272
[TOTAL-ASSETS]                     18,136
[CURRENT-LIABILITIES]              13,578
[BONDS]                                 0
[COMMON]                            2,394
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[OTHER-SE]                            192
[TOTAL-LIABILITY-AND-EQUITY]       18,136
[SALES]                            44,005
[TOTAL-REVENUES]                   44,005
[CGS]                              35,722
[TOTAL-COSTS]                      35,722
[OTHER-EXPENSES]                   15,087
[LOSS-PROVISION]                        0
[INTEREST-EXPENSE]                    965
[INCOME-PRETAX]                    (7,769)
[INCOME-TAX]                         (584)
[INCOME-CONTINUING]                (7,185)
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                       (7,185)
[EPS-PRIMARY]                       -0.92
[EPS-DILUTED]                       -0.92