Form 10-K/A
period 1996-04-30
JAYARK CORP
filed 1996-09-23
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K/A

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

EXHIBIT 10(21)
STATE STREET BANK AND TRUST COMPANY
LOAN AND SECURITY AGREEMENT
(ALL ASSETS)
April 29, 1996

1. SECURITY INTEREST. Rosalco, Inc., a Delaware corporation (hereinafter called BORROWER), for valuable consideration, receipt whereof is hereby acknowledged, grants to State Street Bank and Trust Company, a Massachusetts trust company, the secured party hereunder (hereinafter called the BANK), a continuing security interest in, and a lien on, the following property of the Borrower, wherever located and whether now owned or hereafter acquired:

        (a) all inventory, including all goods, merchandise, raw materials, goods and work in process, finished goods, and other tangible personal property now owned or hereafter acquired and held for sale or lease or furnished or to be furnished under contracts of service or used or consumed in Borrower's business (all hereinafter called the INVENTORY);

        (b) all accounts (as defined in the Uniform Commercial Code, hereinafter ACCOUNTS), contracts, contract rights, notes, bills, drafts, acceptances, general intangibles (including without limitation trade names, customer lists, goodwill, computer programs, computer records, computer software, computer data, trade secrets, trademarks, patents, ledger sheets, files, records, data processing records relating to any Accounts and all tax refunds of every kind and nature to which Borrower is now or hereafter may become entitled to, no matter how arising), instruments, documents, chattel paper, choses in action, and all other debts, obligations and liabilities in whatever form, owing to Borrower from any person, firm or corporation or any other legal entity, whether now existing or hereafter arising, now or hereafter received by or belonging or owing to Borrower, for goods sold by it or for services rendered by it, or however otherwise sane may have been established or created, all guarantees and securities therefor, all right, title and interest of Borrower in the merchandise or services which gave rise thereto, including the rights of reclamation and stoppage in transit, all rights to replevy goods, and all rights of an unpaid seller of merchandise or services (all hereinafter called the RECEIVABLES);

        (c) all machinery, equipment, fixtures and other goods (as defined in Article 9 of the Uniform commercial Code) whether now owned or hereafter acquired by the Borrower and wherever located, all replacements and substitutions therefor or accessions thereto and all proceeds thereof (all hereinafter called the EQUIPMENT); and

        (d) all proceeds and products of all of the foregoing in any form, including, without limitation, all proceeds of credit, fire or other insurance, and also including, without limitation, rents and profits resulting from the temporary use of any of the foregoing (which, with Inventory, Receivables and Equipment are all hereinafter called COLLATERAL)

2. OBLIGATIONS SECURED. The security interest granted hereby is to secure payment and performance of all debts, liabilities and obligations of Borrower to the Bank hereunder and also any and all other debts, liabilities and obligations ofBorrower to Bank of every kind and description, direct or indirect, absolute or contingent,. primary or secondary, due or to become due, now existing or hereafter arising, whether or not such obligations are related to the transactions described in this Agreement, by class, or kind, or whether or not contemplated by the parties at the tire of the granting of this security interest, regardless of how they arise or by what agreement or Instrument they may be evidenced or whether evidenced by any agreement or instrument, and includes obligations to perform acts and refrain from taking action as well as obligations to pay money including, without limitation, all interest,, fees, charges, expenses and overdrafts, and also including, without limitation, all obligations and liabilities which the Bank may incur or become liable for, on account of, or as a result of, any transactions between Bank and Borrower including any which may arise out of any letter of credit, acceptance or similar instrument or obligation incurred by Bank for the account of Borrower (all hereinafter called OBLIGATIONS).

3. BORROWER' PLACES OF BUSINESS, INVENTORY LOCATIONS AND RETURNS POLICY. Borrower warrants that Borrower has no places of business other than that shown at the end of Agreement, unless other places of business are listed on Schedule A, annexed hereto, in which event Borrower represents that it has additional places of business at those locations set forth on Schedule A.

Borrower's principal executive office and the office where Borrower keeps its records concerning its accounts, contract rights and other property, is that shown at the end of this Agreement. All Inventory presently owned by borrower is stored at the locations set forth on Schedule A.

Borrower will promptly notify Bank in writing of any change in the location of any place of business or the location of any Inventory or the establishment of any new place of business or location of Inventory or office where its records are kept which would be shown in this Agreement if it were executed after such change.

Borrower represents and warrants that it has described its returns policy in writing to Bank and that it does now, and will continue to, apply such policy consistently in the conduct of its business and agrees that it shall notify Bank in writing before changing its policy or the application thereof.

4. BORROWER'S ADDITIONAL REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants (and at the time of each loan hereunder shall be deemed to represent and warrant) that:

     (a) Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and shall hereafter remain in good standing as a corporation in that state, and is duly qualified and in good standing in every other state in which it is doing business, and shall hereafter remain duly qualified and in good standing in every other state in which by reason of the nature or location of the Borrower's assets or operations, such qualification may be necessary.

     (b) Borrower's exact legal name is as set forth in this Agreement and Borrower will not undertake or commit to undertake any act which will result in a change of Borrower's legal name, without giving Bank at least thirty (30) days prior written notice of the same.

     (c) The execution, delivery and performance of this Agreement, and any other document executed in connection herewith, are within the Borrower's corporate powers, have been duly authorized, are not in contravention of law or the terms of the Borrower's charter, by-laws or other incorporation papers, or of any indenture, agreement or undertaking to which the Borrower is a party or by which it or any of its properties may be bound.

     (d) All Articles of organization and all amendments thereto of Borrower have been duly filed and are in proper order. All capital stock issued by Borrower and outstanding was and is properly issued and all books and records of Borrower, including but not limited to its minute books, by-laws and books of account, are accurate and up to date and will be so maintained.

     (e) Borrower owns all of the assets reflected in the most recent of Borrower's financial statements provided to Bank, except assets sold or otherwise disposed of in the ordinary course of business since the date thereof, and such assets together with any assets acquired since such date, including without limitation the collateral, are free and clear of any lien, pledge, security interest, charge, mortgage or encumbrance of any nature whatsoever, except (i) the security interests and other encumbrances (if any) listed on Schedule B annexed hereto, (ii) those leases set forth on schedule C annexed hereto, or (iii) liens and security interests in favor of Bank.

     (f) Borrower has made or filed all tax returns, reports and declarations relating to any material tax liability required by any jurisdiction to which it is subject (any tax liability which may result in a lien on any Collateral being hereby deemed material); has paid all taxes shown or determined to be due thereon except those being contested in good faith and which Borrower has, prior to the date of such contest, identified in writing to Bank as being contested; and has made adequate provision for the payment of all taxes so contested, so that no lien will encumber any Collateral, and in respect of subsequent periods.

     (g) Borrower (i) is subject to no charter, corporate or other legal restriction, or any judgment, award, decree, order, governmental rule or regulation or contractual restriction which could have a material adverse effect on its financial condition, business or prospects, and (ii) is in compliance with its charter documents and by-laws, all contractual requirements by which it or any of its properties may be bound and all applicable laws, rules and regulations (including without limitation those relating to environmental protection) other than laws, rules or regulations the validity or applicability of which it is contesting in good faith or provisions of any of the foregoing the failure to comply with which cannot reasonably be expected to materially adversely affect its financial condition, business or prospects or the value of any Collateral.

     (h) There is no action, suit, proceeding or investigation pending or, to Borrower's knowledge, threatens against or affecting it or any of its assets before or by any court or other governmental authority which, if determined adversely to it, would have a material adverse effect on its financial condition, business or prospects or the value of any Collateral.

    (i) Borrower is in compliance with ERISA; no Reportable Event has occurred and is continuing with respect to any Plan; and it has no unfunded vested liability under any Plan. The word PLAN as used in this Agreement means any employee plan subject to Title IV of the Employee Retirement Income Security Act of 1974 (ERISA) maintained for employees of Borrower, any subsidiary of Borrower or any other trade or business under common control with Borrower within the meaning of Section 414(c) of the Internal Revenue Code of 1986 or any regulations thereunder.

5. LOANS.
     (a) Subject to the terms and Provisions of this agreement, the Bank hereby establishes a revolving line of credit in Borrower's favor in the amount set forth below, as determined by Bank from time to time hereafter. From time to time upon Borrower's request, so long as the sum of the aggregate principal amount of all loans outstanding and the requested loan does not exceed the lesser of (i) the Borrowing Base (as defined below) or (ii) the Credit Limit (as defined below), Bank shall make such loan, absent demand or the occurrence of an Event of Default or an event, which, with notice or the lapse of time or both, would constitute an Event of Default. Without limiting the demand feature of any loans that Bank does make hereunder, Borrower agrees that the aggregate unpaid principal of all loans outstanding at any one time shall not exceed the Borrowing Base. The term, BORROWING BASE as used herein shall mean the sum of the following:

     (1) ninety (90%) percent of the unpaid face Amount of all Qualified Accounts (as defined below) which are rated one or two by Dunn and Bradstreet; PLUS

     (2) eighty (80%) percent of the unpaid face amount of all Qualified Accounts which are not rated one or two by Dunn and Bradstreet; PLUS

     (3) ninety (90%) percent of the unpaid face amount of all Accounts which have not yet been earned by performance but which not yet been earned by performance but which are supported by letters of credit; PLUS

     (4) the lesser of (i) Five Million ($5,000,000.00) Dollars from the date hereof through and including April 30, 1996, Four Million Five Hundred Thousand ($4,500,000.00) Dollars from May 1, 1996 through and including November 30, 1996 and Four Million ($4,000,000.00) Dollars thereafter or (ii) forty (40%) percent of all Eligible Inventory (as defined below) consisting of finished goods located in warehouses, in transit or which have been ordered pursuant to a purchase order backed by a letter of credit issued by Bank, but which has not yet been negotiated (exclusive of Inventory in Transit covered by subsection (3) above); MINUS

     (5) one hundred (100%) percent of (i) the aggregate amount then undrawn on all outstanding letters of credit issued by Bank for the account of Borrower; and (ii) all outstanding Banker's acceptances issued by Bank for the account of Borrower;

but in no event shall the sum of all loans plus the sum of the aggregate amount undrawn on all letters of credit and acceptances be in excess of the Credit Limit (as defined below), or such other sum as may from time to time be fixed by the Bank upon notice to Borrower. All such loans shall bear interest and at the option of Bank shall be evidenced by demand notes in form satisfactory to Bank, but in the absence of notes shall be conclusively evidenced by the Bank's record of disbursements and repayments and shall be payable ON DEMAND. Interest will be charged to Borrower at a fluctuating rate which is the daily equivalent to the Prime Rate in effect from time to time, plus one and three-quarters (1.75%) percent per annum or at such other rate agreed on from time to time by the parties, upon any balance owing to Bank at the close of each day "and shall be payable monthly in arrears, on the first day of each month, until the Bank makes demand. The rate of interest pavable by Borrower shall be changed effective as of that date in which a change in the Prime Rate becomes effective. Interest sha11 be computed on the basis of the actual number of days elapsed over a year of three hundred sixty (360) days. The term PRIME RATE as used herein and in any supplement and amendment hereto shall mean the rate of interest announced by Bank in Boston as its Prime Rate.

     (b) The term CREDIT LIMIT as used herein shall mean an amount equal to Ten Million ($10,000,000.00) Dollars.

     (c) The Borrowing Base formula set forth above is intended solely for monitoring purposes. The making of loans, advances, and credits by the Bank to the in excess of the above described Borrowing Base formula is for the benefit of the Borrower and does not affect the obligations of borrower hereunder; all such loans constitute Obligations and must be repaid by Borrower in accordance with the terms of this Agreement.

     (d) Borrower hereby authorizes and directs Bank, in Bank's sole discretion (provided, however, Bank shall have no obligation to do so), (i) to pay accrued interest as the same becomes due and payable pursuant to this Agreement or Pursuant to any note or other agreement between Borrower and Bank, and to treat the same as a loan to Borrower which shall be added to Borrower's loan balance pursuant to this Agreement; or (ii) to apply the proceeds of Collateral, including without limitation, payments on Accounts, and other payments from sales or lease of Inventory and any other funds to the payment of such items or the payment of any other amounts then due to Bank from Borrower.

6. DEFINITION OF QUALIFIED ACCOUNT. The term QUALIFIED ACCOUNT, as used herein, means an Account owing to Borrower which met the following specifications at the time it came into existence and continues to meet the same until it is collected in full:

     (a) The Account is not more than ninety (90) days from the date of the invoice thereof.

     (b) The Account arose from the performance of services or an outright sale of goods by Borrower, such goods have been shipped to the account debtor, and Borrower has possession of, or has delivered to Bank, shipping and delivery receipts evidencing such shipment.

     (c) The Account is not subject to any prior assignment, claim, lien, or security interest, and Borrower will not make any further assignment thereof or create any further security interest therein, nor permit Borrower's rights therein to be reached by attachment, levy, garnishment or other judicial process.

     (d) The Account is not subject to set-off, credit, allowance or adjustment by the account debtor, except discount allowed for prompt payment and the account debtor has not complained as to his liability thereon and has not returned any of the goods from the sale of which the Account arose.

     (e) The Account arose in the ordinary course of Borrower's business and did not arise from the performance of services or a sale of goods to a supplier or employee of the Borrower.

     (f) No notice of bankruptcy or insolvency of the account debtor has been received by or is known to the Borrower.

     (g) The Account is not owed by an account debtor whose principal place of business is outside the United States of America.

     (h) The Account is not owed by an entity which is a parent, brother/sister, subsidiary or affiliate of Borrower.

     (i) The account debtor is not located in the State of New Jersey or in the State of Minnesota, unless Borrower has filed and shall file all legally required Notice of Business Activities Reports with the New Jersey Division of Taxation or the Minnesota Department of Revenue, as the case may be.

     (j) The Account when aggregated with all of the Accounts of that account debtor does not exceed twenty-five (25%) percent of the then aggregate of Qualified Accounts.

     (k)   The Account is not evidenced by a promissory note.

     (l) The Account did not arise out of any sale made on a bill and hold, dating or delayed shipment basis.

     (m) The Bank in its sole discretion does not deem the Account to be unacceptable for any reason.

7. DEFINITION OF ELIGIBLE INVENTORY. The term ELIGIBLE INVEETORY as used herein, means Borrower's raw materials, work in process and finished goods which are initially and at all times until sold: new and unused (except, with Bank's written approval, used equipment held for sale or lease), in first-class condition, merchantable and saleable through normal trade channels; at a location which has been identified in writing to Bank; subject to a perfected security interest in favor of Bank; owned by Borrower free and clear of any lien except in favor of Bank; not obsolete; not scrap, waste, defective goods and the like; have been produced by Borrower in accordance with the Federal Fair Labor Standards Act of 1938, as amended, and all rules, regulations and orders promulgated thereunder; not stored with a bailee, warehouseman or similar party unless Bank has given its prior written consent thereto and Borrower has caused each such bailee, warehouseman or similar party to issue and deliver toBank warehouse receipts in Bank's name for such Inventory; and have not been designated by Bank in its sole discretion as unacceptable for any reason by notice to Borrower.

8. BANK'S REPORTS. After the end of each month, Bank will render to Borrower a statement of Borrower's loan account with Bank hereunder, showing all applicable credits and debits. Each statement shall be considered correct and to have been accepted by Borrower and shall be conclusively binding upon Borrower in respect of all charges, debits and credits of whatsoever nature contained therein under or pursuant to this Agreement, and the closing balance shown therein, unless Borrower notifies Bank in writing of any discrepancy within twenty (20) days from the mailing by Bank to Borrower of any such monthly statement.

9. CAPITAL ADEQUACY. If the Bank shall deem applicable to this Agreement (including, in each case, the borrowed and unused portion hereof) , any requirement of any law of the United States of America, any regulation, order, interpretation, ruling, official directive or guideline (whether or not having the force of law) of the Board of Governors of the Federal Reserve System, the Comptroller of the Currency, the Federal Deposit Insurance Corporation or any other board or governmental or administrative agency of the United states of America shall impose, increase, modify or make applicable thereto or cause to be included in, any reserve, special deposit, calculation used in the computation of regulatory capital standards, assessment or other requirement which imposes on the Bank any cost that is attributable to the maintenance thereof, then, and in each such event, the Borrower shall promptly pay the Bank, upon its demand, such amount as will compensate the Bank for any such cost, which determination may be based upon the Bank's reasonable allocation of the aggregate of such costs resulting from- such events. In the event any such cost is a continuing cost, a fee payable to the Bank may be imposed upon the Borrower periodically for so long as any such cost is deemed applicable to the Bank, in an amount determined by the Bank to be necessary to compensate the Bank for any such cost. The determination by the Bank of the existence and amount of any such cost shall, in the absence of manifest error, be conclusive.

10.  COLLECTIONS; SET OFF; NOTICE OF ASSIGNMENT; EXPENSES; POWER OF ATTORNEY.

     (a) Immediately after written notification to Borrower by Bank (the NOTICE), which may be given at any time whether or not demand has been made or an Event of Default has occurred hereunder and continuing for as long as any obligation remains outstanding, Borrower will immediately upon receipt of all checks, drafts, cash and other remittances in payment of any Inventory sold or in payment or on account of Borrower's accounts, contracts, contract rights, notes, bills, drafts, acceptances, general intangibles, choses in action and all other forms of obligations, deliver the same to the Bank accompanied by a remittance report in form specified by Bank. Said proceeds shall be delivered to Bank in the same form received except for the endorsement of Borrower where necessary to permit collection of items, which endorsement Borrower agrees to make. The Bank will credit (conditional upon final collection) all such payments against the principal or interest of any loans secured hereby; provided, however, for the purpose of computing interest, any items requiring clearance or payment shall not be considered to have been credited against any loans secured hereby until three (3) business days after receipt by Bank of any such items. The order and method of such application shall be in the sole discretion of Bank and any portion of such funds which the Bank elects not to so apply shall be paid over from time to time by Bank to Borrower.

          Prior to receipt of the Notice, Borrower may, upon receipt of all remittances and payments of any Inventory sold or in payment or on account of Borrower's Accounts, use such proceeds to pay its ordinary and necessary business expenses in the ordinary course of Borrower's business and the requirement that Borrower furnish remittance reports to Bank shall be suspended.

     (b) Any and al1 deposits (whether demand or time deposits) or other sums at any time credited by or due from Bank to Borrower shall at all times constitute additional security for the Obligations and may be set-off against any Obligations at any time whether or not they are then due or other security held by Bank is considered by Bank to be adequate. Any and all instruments, documents, policies and certificates of insurance, securities, goods, accounts, choses in action, general intangibles, chattel papers, cash, property and the proceeds thereof (whether or not the same are Collateral or proceeds thereof hereunder) owned by Borrower or in which Borrower has an interest, which now or hereafter are at any time in possession or control of Bank or in transit by mail or carrier to or from Bank or in the possession of any third party acting in Bank's behalf, without regard to whether Bank received the same in pledge, for safekeeping, as agent for collection or transmission or otherwise or whether Bank had conditionally released the same, shall constitute additional security for the Obligations and may be applied at any time to any obligations which are then owing, whether due or not due. Bank shall be entitled to presume, in the absence of clear and specific written notice to the contrary hereinafter provided by Borrower to Bank, that any and all deposits maintained by Borrower with Bank are general accounts as to which no person or entity other than Borrower has any legal or equitable interest Whatsoever.
     (c) The Bank may at any time notify account debtors that Collateral has been assigned to Bank and that payments shall be made directly to Bank. Upon request of Bank at any time, Borrower will so notify such account debtors and will indicate on all billings to such account debtors that their accounts must be paid to Bank. The Bank shall have full power to collect, compromise, endorse, sell or otherwise deal with the Collateral or proceeds thereof in its own name or in the name of Borrower.

     (d) Borrower shall pay to Bank on demand any and all reasonable counsel fees and other expenses incurred by the Bank in connection with the preparation, interpretation, enforcement, administration or amendment of this Agreement, or of any documents relating thereto, and any and all expenses, including, but not limited to, a collection charge on all accounts collected, all attorneys, fees and expenses, and all other expenses of like or unlike nature which may be expended by the Bank to obtain or enforce payment of any Account either as against the account debtor, Borrower, or any guarantor or surety of Borrower or in the prosecution or defense of any action or concerning any matter growing out of or connected with the subject matter of this Agreement, the obligations or the Collateral or any of Bank's rights or interests therein or thereto, including, without limiting the generality of the foregoing, any counsel fees or expenses incurred in any bankruptcy, or insolvency proceedings and costs and expenses incurred or paid by Bank in connection with the administration, supervision, protection or realization on any security held by Bank for the debt secured hereby, whether such security was granted by Borrower or by any other person primarily or secondarily liable (with or without recourse) with respect to such debt, and all costs and expenses incurred by Bank in connection with the defense, settlement or satisfaction of any action, claim or demand asserted against Bank in connection with the debt secured hereby, all of which amounts shall be considered advances to protect Bank's security, and shall be secured hereby. At Its option, and without limiting any other rights or remedies, Bank may at any time pay or discharge any taxes, liens, security interests or other encumbrances at any tine levied against or placed on any of the collateral, and may procure and pay any premiums on any insurance required to be carried by Borrower, and provide for the maintenance and preservation of any of the Collateral, and otherwise take any action reasonably deemed necessary to Bank to protect its security, and all amounts expended by Bank in connection with any of the foregoing matters, including reasonable attorneys' fees, shall be considered obligations of Borrower and shall be secured hereby.

     (e) Borrower does hereby make, constitute and appoint any officer or agent of Bank as Borrower's true and lawful attorney-in-fact, with power to endorse the name of Borrower or any of Borrower's officers or agents upon any notes, checks, drafts, money orders, or other instruments of payment (including payments payable under any policy of insurance on the collateral) or Collateral that may come into possession of the Bank in full or part payment of any amounts owing to Bank; to sign and endorse the name of Borrower or any of Borrower's officers or agents upon any invoice, freight or express bill, bill of lading, storage or warehouse receipts, drafts against debtors,. assignments, verifications and notices in connection with Accounts, and any instrument or documents relating thereto or to Borrower's rights therein; to give written notice to such office and officials of the United States Post Office to effect such change or changes of address so that all mail addressed to Borrower may be delivered directly to Bank; granting upon Borrower's said attorney full power to do any and all things necessary to be done in and about the premises as fully and effectually as Borrower might or could do, and hereby ratifying all that said attorney shall lawfully do or cause to be done by virtue hereof. Neither the Bank nor the attorney shall be liable for any acts or omissions nor for any error of judgment or mistake, except for their gross negligence or willful misconduct. This power of attorney shall be irrevocable for the term of this Agreement and all transactions hereunder and thereafter as long as Borrower may be indebted to Bank.

11. FINANCING STATEMENTS. At the request of Bank, Borrower will join with Bank in executing one or more Financing Statements pursuant to the Uniform Commercial Code or other notices appropriate under applicable law in form satisfactory to Bank and will pay the cost of filing the same in all public offices wherever filing is deemed by Bank to be necessary or desirable. A legible carbon, photographic or other reproduction of this Agreement shall be sufficient as a financing statement.

12.  BORROWER'S REPORTS.

     (a) At the time of each borrowing hereunder, Borrower will execute and deliver to Bank a Loan Confirmation Report, in the form supplied by Bank, reflecting the status of the loan and Collateral securing same.

     (b) Borrower shall, from time to time, deliver to Sank a Supplemental Assignment of Accounts on a form supplied by Bank containing a summary of accounts created since the last Supplemental Assignment and a certificate concerning Borrower's inventory values, with copies of invoices relating to said accounts attached thereto.

     (c) Borrower shall cause all of its invoices, including the copies thereof, to be printed and to bear consecutive numbers and shall prepare and issue its invoices in such consecutive numerical order. If requested by Bank, all copies of invoices not previously delivered to Bank shall be delivered to Bank with each schedule of Accounts. Copies of all invoices which are voided or cancelled or which for any other reason do not evidence an Account shall be included in such delivery. If any invoice or copy thereof is lost, destroyed or otherwise unavailable, Borrower shall account in writing, in form satisfactory to Bank, for such missing invoice.

     (d) Within twenty (20) calendar days after the end of each month or on such other more frequent basis as may be required by Bank from time to time, Borrower shall submit to Bank an aging report in form satisfactory to Bank showing the amounts due and owing on all Accounts according to Borrower's records as of the close of such Accounting Period or such shorter period as may be required by Bank from time to time, together with such other information as Bank may require. If Borrower's monthly aging reports are prepared by an accounting service or other agent, Borrower hereby authorizes and directs such service or agent to deliver such aging reports and any other related documents to Bank upon any request therefor by Bank.

     (e) Within twenty (20) calendar days after the end of each month or on such other more frequent basis as may be required by Bank from time to time, Borrower shall furnish to Bank a certificate describing all of Borrower's Inventory by value based on the lower of cost or market value, listing all Inventory by nature, quantity and location, together with such other information as Bank may require.

     (f) Within twenty (20) calendar days after the end or each month or on such other more frequent basis as may be required by Bank from time to time, Borrower shall submit to Bank an aging of Borrower's accounts payable setting forth all accounts payable as of the close of such Accounting Period, showing the total amount due to each account creditor, the month in which such account payable was created, and such other information as Bank shall request.

     (g) Borrower shall deliver to Bank all documents, as frequently as indicated below, or at such other times as Bank may request, and all other documents and information requested by Bank:

                Document                              Frequency Due

            (i) Borrowing Certificate, in-            Monthly or daily following
                cluding cash receipts, credit         receipt of the Notice
                memos, sales, debit memos,
                unpaid loan balance, new
                borrowing requests and the
                adjusted loan balance and a
                borrowing base certificate
                substantially in the form
                attached hereto as Exhibit A

           (ii) List of names and addresses of        Annually, within 60 days
                account debtors to whom Borrower      after the end of each
                has made sales during the pre-        fiscal year of Borrower
                vious fiscal year

          (iii) Reconciliation report, in form        Weekly or daily following
                satisfactory to Bank, showing         receipt of the Notice
                all Accounts, collections,
                payments, credits, and extensions
                since the preceding report

           (iv) Notice of noncompliance with the      Immediately upon learning
                provisions of this Agreement          of such noncompliance, or
                                                      if any representation or
                                                      warranty contained herein
                                                      is no longer true or
                                                      accurate

     (h) Within forty-five (45) days after the close of each monthly fiscal period of Borrower, a consolidating statement of financial position and a consolidating statement of profit and losses reflecting the financial condition of Jayark Corporation (JAYARK) and its consolidated subsidiaries, including Borrower, at the end of such period and the results of operations during such period, such consolidating statement of financial position and consolidating statement of profit and loss to be certified by Jayark's President, Vice President, Treasurer or Secretary to fairly present the financial position of Jayark and its consolidated subsidiaries at the end of such period and the results of operations during such period in accordance with generally accepted accounting principles consistently, applied, subject to normal year-end audit adjustments;

     (i) Within forty-five (45) days after the close of each quarterly fiscal period of Borrower, a covenant compliance certificate, executed by Jayark's President, Vice President, Treasurer or secretary, on a form supplied by Bank;

     (j) Annually as soon as available but within ninety (90) days after the close of each fiscal year of Borrower, a full and complete signed copy of a report or reports by certified public accountants reasonably satisfactory to Bank which shall include a consolidated statement of financial condition of Jayark and its consolidated subsidiaries, including Borrower, at the end of such year and a consolidated statement of profit and loss of Jayark and its consolidated subsidiaries reflecting the results of operations during such year, together with the report of such certified public accountants as to the scope of the audit.

     (k) in addition to the foregoing, the Borrower promptly shall provide the Bank with such other and additional information concerning the Borrower, the Collateral, the operation of the Borrower's business, and the Borrower's financial condition, including financial reports and statements, as the Bank may from time to time request from the Borrower. All financial information provided the Bank by the Borrower shall be prepared in accordance with generally accepted accounting or auditing principles (as applicable) applied consistently in the preparation thereof and with prior periods to fairly reflect the financial conditions of the Borrower at the close of, and its results of operations for, the periods in question.

13. GENERAL AGREEMENTS OF BORROWER.

     (a) Borrower agrees to keep all the Collateral insured with coverage and in amounts not less than that usually carried by one engaged in a like business and in any event not less than that required by Bank with loss payable to the Bank and Borrower, as their interests may appear, hereby appointing Bank as attorney for Borrower in obtaining, adjusting, settling and cancelling such insurance and endorsing any drafts. As further assurance for the payment and performance of the Obligations, Borrower hereby assigns to Bank all sums, including returns of unearned premiums, which may become payable under any policy of insurance on the collateral and Borrower hereby directs each insurance company issuing any such policy to make payment of such sums directly to Bank.

     (b) The Bank or its agents have the right to inspect the Collateral and all records pertaining thereto at intervals to be determined by Bank and without hindrance or delay.

     (c) Although, as above set forth, Bank has a continuing security interest in all of Borrower's Collateral and in the Proceeds thereof, Borrower will at all times maintain as the minimum security hereunder a Borrowing Base not less than the aggregate unpaid principal of all loans made hereunder; and if Borrower fails to do so, Borrower will immediately make the necessary reduction in the unpaid principal amount of said loans.

     (d) Borrower will at all times keep accurate and complete records of Borrower's Inventory, Accounts and other Collateral, and Bank, or any of its agents, shall have the right to call at Borrower's place or places of business at intervals to be determined by Bank, and without hindrance or delay, to inspect, audit, check, and make extracts from any copies of the books, records, journals, orders, receipts, correspondence which relate to Borrower's Accounts, and other Collateral or other transactions, between the parties thereto and the general financial condition of Borrower and Bank may remove any of such records temporarily for the purpose of having copies made thereof.

     (e) Borrower will maintain its corporate existence in good standing and comply with all laws and regulations of the United States or of any state or states thereof or of any political subdivision thereof, or of any governmental authority which may be applicable to it or to its business.

     (f) Borrower will pay all real and personal property taxes, assessments and charges and all franchises, income, unemployment, old age benefits, withholding, sales and other taxes assessed against it, or payable by it at such times and in such manner as to prevent any penalty from accruing or any lien or charge from attaching to its property.

     (g) The Bank may in its own name or in the name of others communicate with account debtors in order to verify with them to Bank's satisfaction the existence, amount and terms of any Accounts.

     (h) This Agreement may but need not be supplemented by separate assignments of Accounts and if such assignments are given the rights and security interests given thereby shall be in addition to and not in limitation of the rights and security interests given by this Agreement.

     (i) If any of Borrower's Accounts arise out of contracts with the United States or any department, agency, or instrumentality thereof, Borrower will immediately notify Bank thereof in writing and execute any instruments and take any steps required by Bank in order that all monies due and to become due under such contracts shall be assigned to Bank and notice thereof given to the Government under the Federal Assignment of Claims Act.

     (j) If any of Borrower's Accounts should be evidenced by promissory notes, trade acceptances, or other instruments for the payment of money, Borrower will immediately deliver same to Bank, appropriately endorsed to Bank's order and, regardless of the form of such endorsement, Borrower hereby waives presentment, demand, notice of dishonor, protest and notice of protest and all other notices with respect thereto.

     (k) Borrower will promptly pay when due all taxes and assessments upon the Collateral or for its use or operation or upon this Security Agreement, or upon any note or notes evidencing the Obligations, and will, at the request of Bank, promptly furnish Bank the receipted bills therefor.
         At its option, Bank may discharge taxes, liens or security interests or other encumbrances at any time levied or placed on the Collateral, may pay for insurance on the Collateral and may pay for the maintenance and preservation of the collateral. Borrower agrees to reimburse Bank on demand for any payments made, or any expenses incurred by Bank pursuant to the foregoing authorization, and upon failure of the Borrower so to reimburse Bank, any such sums paid or advanced by Bank shall be deemed secured by the Collateral and constitute part of the obligations.

     (l) Borrower will immediately notify Bank upon receipt of notification of any potential or known release or threat of release of hazardous materials, hazardous waste, hazardous or toxic substance or oil from any site operated by Borrower or of the incurrence of any expense or loss in connection therewith or with the Borrower's obtaining knowledge of any investigation, action or the incurrence of any expense or loss by any governmental authority in connection with the assessment, containment or removal of any hazardous material or oil for which expense or loss the Borrower may be liable. As used herein, the terms HAZARDOUS WASTE, HAZARDOUS OR TOXIC SUBSTANCE, HAZARDOUS MATERIAL; or OIL shall have the same meanings as defined and used in any of the following (the ACTS): the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. Section 9601 et seq.; the Federal Resource Conservation and Recovery Act, 42 U.S.C. Sections 6901 et seq.; the Hazardous Materials Transportation Act, 49 U.S.C. Sections 1801 et seq.; the Toxic Substances Control
         Act, 15 U.S.C. Section 2601 et seq.; M.G.L.A. c. 21E (Massachusetts
         Oil and Hazardous Material Release Prevention Act); M.G.L.A. c. 21C (Massachusetts Hazardous Waste Management Act); and/or the regulations adopted and publications promulgated pursuant to any of the Acts, as the same may be amended from time to time.

     (m) Except for the Bank's gross negligence or willful misconduct, Borrower will indemnify and save Bank harmless from all loss, costs, damage, liability or expenses (including, without limitation, court costs and reasonable attorneys' fees) that Bank 'may sustain or incur by reason of defending or protecting this security interest or the priority thereof or enforcing the Obligations, or in the prosecution or defense of any action or proceeding concerning any matter growing out of or in connection with this Agreement and/or any other documents now or hereafter executed in connection with this Agreement and/or the Obligations and/or the Collateral. This indemnity shall survive the repayment of the obligations and the termination of Bank's agreement to make loans available to Borrower and the termination of this Agreement.

     (n) At the option of the Bank, Borrower will furnish to Bank, from time to time, within five (5) days after the accrual in accordance with applicable law of Borrower's obligation to make deposits for F.I.C.A. and withholding taxes and/or sales taxes, proof satisfactory to Bank that such deposits have been made as required.

     (o) Should Borrower fail to make any of such deposits or furnish such proof then Bank may, in its sole and absolute discretion, (a) make any of such deposits or any part thereof, (b) pay such taxes, or any part thereof, or (c) set-up such reserves as Bank, in its judgment, shall deem necessary to satisfy the liability for such taxes. Each amount so deposited or paid shall constitute an advance under the terms hereof, repayable on demand with interest, as provided herein, and secured by all collateral and any other property at any time pledged by Borrower with Bank. Nothing herein shall be deemed to obligate Bank to make any such deposit or payment or set-up such reserve and the making of one or more of such deposits or payments or the setting-up of such reserve shall not constitute (i) an agreement on Bank's part to take any further or similar action, or (ii) a waiver of any default by Borrower under the terms hereof.

     (p) All advances by Bank to Borrower under this Agreement and under any other agreement constitute one general revolving fluctuating loan, and all indebtedness of Borrower to Bank under this and under any other agreement constitute one general Obligation. Each advance to Borrower hereunder or otherwise shall be made upon the security of all of the Collateral held and to be held by Bank. It is distinctlv understood and agreed that all of the rights of Bank contained in this Agreement shall likewise apply, insofar as applicable, to any modification of or supplement to this Agreement and to any other agreements between Bank and Borrower. Any default of this Agreement by Borrower shall constitute, likewise, a default by Borrower of any other existing agreement with Bank, and any default by Borrower of any other agreement with Bank shall constitute a default of this Agreement.
          The entire Obligation of Borrower to Bank shall become due and payable when payments become due and payable hereunder upon termination of this Agreement.

     (q) Borrower hereby grants to Bank for a term to commence on the date of this Agreement and continuing thereafter until all debts and Obligations of any kind or character owing from Borrower to Bank are fully paid and discharged, the right to use all premises or places of business which Borrower presently has or may hereafter have and where any of the Collateral may be located, at a total rental for the entire period of $1.00. Bank agrees not to exercise the rights granted in this paragraph unless and until Bank determines to exercise its rights against the Collateral.

     (r) Borrower will, at its expense, upon request of Bank promptly and duly execute and deliver such documents and assurances and take such actions as may be necessary or desirable or as Bank may request in order to correct any defect, error or omission which may at any time be discovered or to more effectively carry out the intent and purpose of this Agreement and to establish, perfect and protect Bank's security interest, rights and remedies created or intended to be created hereunder. Without limiting the generality of the the above, Borrower will join with Bank in executing financing and continuation statements pursuant to the Uniform Commercial Code or other notices appropriate under applicable Federal or state law in form satisfactory to Bank and filing the same in all public offices and jurisdictions wherever and whenever requested by Bank.

     (s) Borrower shall perform any and all further steps requested by Bank to perfect Bank's security interest in Inventory, such as leasing warehouses to Bank or its designee, placing and maintaining signs, appointing custodians, maintaining stock records and transferring Inventory to warehouses. A physical listing of all Inventory, wherever located, shall be taken by Borrower at least annually and whenever requested by Bank if one or more of the Events of Default exist.

     (t) Borrower hereby grants to Bank for a term to commence on the date of this Agreement and continuing thereafter until all debts and obligations of any kind or character owed to Bank are fully paid and discharged, a non-exclusive irrevocable royalty-free license in connection with the Bank's exercise of its rights hereunder, to use, apply or affix any trademark, trade name logo or the like and to use any patents, in which the Borrower now or hereafter has rights, which license may be used by Bank upon and after the occurrence of any one or more of the events of Default, provided, however, that such use by Bank shall be suspended if such Events of Default are cured. This license shall be in addition to, and not in lieu of, the inclusion of all of Borrower's trademarks, servicemarks, trade names, logos, goodwill, patents, franchises and licenses in the Collateral; in addition to the right to use said Collateral as provided in this paragraph, Bank shall have full right to exercise any and all of its other rights regarding Collateral with respect to such trademarks, servicemarks, trade names, logos, goodwill patents, franchises and licenses.

     (u) In consideration of the Bank establishing a revolving line of credit with the Borrower, the Borrower (or AVES Audio Visual Systems, Inc.
           (AVES)), but not both, shall pay to the Bank a facility fee equal to $25,000.00 at closing and $7,500.00 per month, or any portion thereof, commencing May 1, 1996 and on the first day of each month thereafter.

14. BORROWER'S NEGATIVE COVENANTS.   Borrower will not at any time:

     (a) (Fixed Assets) during any fiscal year of Borrower, make, directly or indirectly, capital expenditures for the purchase, fabrication, creation or lease of fixed assets, including rentals for leased items, in an aggregate amount greater than $300,000.00;

     (b) (Debt to Capital Base) permit the aggregate amount of its senior indebtedness to be more than 2.0 times the amount of its tangible capital base through April 30, 1997 and 1.75 times thereafter;

     (c) (Current Ratio) permit its ratio of current assets to current liabilities to be less than 1.5 to 1;

     (d) (Minimum Net Earnings) permit a loss in excess of $100,000.00 as at the end of the fiscal period ending on July 31 in any fiscal year of Borrower, commencing with the fiscal period ending July 31, 1996, or permit its net after-tax cumulative earnings to be less than the following amounts for the following time periods:

                Minimum Cumulative Net
                  After Tax Earnings                  Time Period

                    $300,000.00          As at the end of the fiscal period
                                         ending on October 31 in any fiscal
                                         year of Borrower, commencing with the
                                         fiscal period ending October 31, 1996

                    $500,000.00          As at the end of the fiscal period
                                         ending on January 31 in any fiscal
                                         year of Borrower, commencing with the
                                         fiscal period ending January 31, 1997

                    $600,000.00          As at the end of the fiscal period
                                         ending on April 30 in any fiscal
                                         year of Borrower, commencing with the
                                         fiscal period ending April 30, 1997

     The covenants set forth in (a) and (d) shall be calculated on a combined basis with AVES. The covenants set forth in (b) and (c) shall be calculated on a consolidated basis for Jayark corporation and its subsidiaries.

     (e) (Subchapter S Corporation) if Borrower is a Subchapter S corporation, make distributions to its shareholders during any fiscal year of Borrower in an aggregate amount greater than the amount necessary to pay federal and state income taxes upon Borrower's undistributed income for such year;

     (f) (Disposition of Collateral) sell, assign, exchange or otherwise dispose of any of the Collateral (other than Inventory consisting of (i) scrap, waste, defective goods and the like; (ii) obsolete goods; (iii) finished goods sold in the ordinary course of business) or any interest therein to any individual, partnership, trust or other corporation; and
         (iv) Equipment which is no longer required or deemed necessary for the conduct of Borrower's business, so long as Borrower receives therefor a sum substantially equal to such Equipment's fair value, remits such sum to Bank in accordance with the terms of this Agreement or replaces such Equipment with other equipment of similar value which is subject to a first security interest in Bank's favor;

     (g) (Liens) create, permit to be created or suffer to exist any lien, encumbrance or security interest of any kind (LIEN) upon any of the Collateral or any other property of Borrower, now owned or hereafter acquired, except: (i) landlords', carriers', warehousemen's, mechanics' and other similar liens arising by operation of law in the ordinary course of Borrower's business; (ii) arising out of pledge or deposits under worker's compensation, unemployment insurance, old age pension, social security, retirement benefits or other similar legislation;
         (iii) purchase money Liens arising in the ordinary course of business (so long as the indebtedness secured thereby does not exceed the lesser of the cost or fair market value of the property subject thereto, and such Lien extends to no other property); (iv) those liens and encumbrances set forth on Schedule B annexed hereto; and (v) in favor of Bank;

     (h) (Dividends) pay any dividends on or make any distribution on account of (except, if Borrower is a Subchapter S corporation, consistent with paragraph (e) above) any class of Borrower's capital stock in cash or in property (other than additional shares of such stock), or redeem, purchase or otherwise acquire, directly or indirectly, any of such stock;

     (i) (Loans) make any loans or advances to any individual, partnership, trust or other corporation, including without limitation Borrower's directors, officers and employees, except advances to officers or employees with respect to expenses incurred by them in the ordinary course of their duties which are properly reimbursable by Borrower;

     (j) (Guarantees) assume, guaranty, endorse or otherwise become directly or contingently liable in respect of including without limitation by way of agreement, contingent, or otherwise, to purchase, provide funds to or otherwise invest in a debtor or otherwise to assure a creditor against loss), any indebtedness (except guarantees by endorsement of instruments for deposit or collection in the ordinary course of business and guarantees in favor of Bank) of any individual, partnership, trust or other corporation;

     (k) (Investments) (i) use any loan proceeds to purchase or carry any MARGIN STOCK (as defined in Regulation U of the Board of Governors of the Federal Reserve System) or (ii) invest in or purchase any stock or securities of any individual, partnership, trust or other corporation except (x) readily marketable direct obligations of, or obligations guaranteed by, the United States of America or any agency thereof or
         (y) time deposits with or certificates of deposit issued by the Bank;

     (l) (Transactions with Affiliates) enter into any lease or other transaction with any shareholder, officer or affiliate on terms any less favorable than those which might be obtained at the time from persons who (or entities which) are not such a shareholder, officer or affiliate;

     (m) (Subsidiaries) sell, transfer or otherwise dispose of any stock of any subsidiary of Borrower; or

     (n) (Mergers, consolidations or sales) (a) merge or consolidate with or into any corporation; (b) enter into any joint venture or partnership with any person, firm or corporation; (c) convey, lease or sell all or any material portion of its property or assets or business to any other person, firm or corporation, except for the sale of Inventory in the ordinary course of its business; or (d) convey, lease or sell any of its assets to any person, firm or corporation for less than the fair market value thereof.

For purposes of this section: TANGIBLE CAPITAL BASE shall mean Borrower's tangible net worth plus subordinated debt; SUBORDINATED DEBT shall mean debt which is specifically subordinated to all Obligations of the Borrower to the Bank including, without limitation, $500,000.00 of commercial paper, upon terms and conditions satisfactory to the Bank; TANGIBLE NET WORTH shall mean Borrower's stockholders' equity determined in accordance with generally accepted accounting principles, consistently applied, subtracting therefrom (i) intangibles (as determined in accordance with such principles so applied) and
(ii) accounts and indebtedness owing to Borrower from any employee or parent, subsidiary or other affiliate of Borrower; CAPITAL EXPENDITURES shall not be limited to amounts paid during such fiscal year and shall include, in the case of a purchase, the entire purchase price and, in the case of a capital lease (but not an operating lease), the entire rental for the term; DISTRIBUTIONS shall mean all payment or distributions to shareholders in cash or in property other than reasonable salaries, bonuses and expense reimbursements; CURRENT ASSETS and CURRENT LIABILITIES shall be determined in accordance with generally accepted accounting principles consistently applied; INDEBTEDNESS shall mean
(i) all liabilities for borrowed money, for the deferred purchase price of property or services, and under leases which are or should be, under generally accepted accounting principles, recorded as capital leases, in respect of which a person or entity is directly or indirectly, absolutely or contingently liable as obligor, guarantor, endorser or otherwise, or in respect of which such person or entity otherwise assures a creditor against loss, (ii) all liabilities of the type described in (i) above which are secured by (or for which the holder has an existing right, contingent or otherwise, to be secured by) any lien upon property owned by such person or entity, whether or not such person or entity has assumed or become liable for the payment thereof, and (iii) all other liabilities or obligations which would, in accordance with generally accepted accounting principles, be classified as liabilities of such person or entity; AFFILIATE shall mean any person or entity (i) which directly or indirectly controls, or is controlled by or is under common control with the Borrower or a subsidiary, (ii) which directly or indirectly beneficially holds or owns five (5%) percent or more of any class of voting stock of the Borrower or any subsidiary, or (iii) five (5%) percent or more of the voting stock of which is directly or indirectly beneficially owned or held by the Borrower or a subsidiary; CONTROL shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of any person or entity, whether through the ownership of voting securities, by contract or otherwise; and SENIOR INDEBTEDNESS shall mean indebtedness minus subordinated debt.

15. DEFAULT. Nothing contained in this section, or elsewhere in this Agreement, shall affect the demand nature of such of the obligations as are by their terms, demand obligations, including, without limitation, loans and advances under this Agreement. The occurrence of an Event of Default shall not be a prerequisite for the Bank's making demand or requiring payment of such Obligations.

Upon the occurrence of any one or more of the following events (herein, EVENTS OF DEFAULT), any and all Obligations of the Borrower to the Bank shall become immediately due and payable, at the option of the Bank and without notice or demand. The occurrence of any such Event of Default shall also constitute, without notice or demand, a default under all other agreements between the bank and the Borrower and instruments and papers given the Bank by the Borrower, whether such agreements, instruments, or papers now exist or hereafter arise, namely:

     (a) The failure by the Borrower to pay upon demand any amount due under this Agreement.

     (b) The failure by the Borrower to pay upon demand (or when due, if not payable on demand) any other Obligations.

(c)   The failure by the
          Borrower to promptly, punctually and faithfully perform, or observe any term, covenant or agreement on its part to be performed or observed pursuant to any of the provisions of this Agreement.

     (d) The determination by Bank that any representation or warranty heretofore, now or hereafter made by the Borrower to Bank, in any documents, instrument, agreement, or paper was not true or accurate when given.

     (e) The occurrence of any event such that any indebtedness of the Borrower from any lender other than Bank could be accelerated, notwithstanding that such acceleration has not taken place.

     (f) The Occurrence of any event which would cause a lien creditor, as that term is defined in Section 9-301 of the Code, to take priority over advances made by Bank.

     (g) A filing against or relating to the Borrower of (i) a federal tax lien in favor of the United states of America or any political subdivision of the United States of America, or (ii) a state tax lien in favor of any state of United States of America or any political subdivision of any such state.

     (h) The occurrence of any event of default under Any agreement between Bank and the Borrower or instrument or paper given Bank by the Borrower, whether such agreement, instrument, or paper now exists or hereafter arises (notwithstanding that Bank may not have exercised its rights upon default under any such other agreement, instrument or paper).

     (i) Any act by, against, or relating to the Borrower, or its property or assets, which act constitutes the application for, consent to, or sufferance of the appointment of a receiver, trustee or other person, pursuant to court action or otherwise, over all, or any part of the Borrower's property.

     (j) The granting of any trust mortgage or execution of an assignment for the benefit of the creditors of the Borrower, or the occurrence of any other voluntary or involuntary liquidation or extension of debt agreement for the Borrower; the failure by the Borrower to generally pay the debts of the Borrower as they mature; adjudication of bankruptcy or insolvency relative to the Borrower; the entry of an order for relief or similar order with respect to the Borrower in any proceeding pursuant to Title 11 of the United States Code entitled BANKRUPTCY (the BANKRUPTCY CODE) or any other federal bankruptcy law; the filing of any complaint, application, or petition by or against the Borrower initiating any matter in which the Borrower is or may be granted any relief from the debts of the Borrower pursuant to the Bankruptcy Code or any other insolvency statute or procedure; the calling or sufferance of a meeting of creditors of the Borrower; the meeting by the Borrower of a formal or informal creditor's committee; the offering by or entering into by the Borrower of any composition, extension or any other arrangement seeking relief or extension for the debts of the Borrower, or the initiation of any other judicial or non-judicial proceeding or agreement by, against or including the Borrower which seeks or intends to accomplish a reorganization or arrangement with creditors.

     (k) The entry of any judgment against Borrower in excess of $50,000.00, which judgment is not satisfied or appealed from (with execution or similar process stayed) within fifteen (15) days of its entry.

     (l) The occurrence of any event or circumstance with respect to the Borrower such that Bank shall believe in good faith that the prospect of payment of all or any part of the Obligations or the Performance by the Borrower under this Agreement or' any other agreement between the Bank and the Borrower is impaired or there shall occur any material adverse change in the business or financial condition of the Borrower which differs from that which has been represented by the Bank in conjunction with the financing arrangements evidenced by this Agreement.

     (m) The entry of any court order which enjoins, restrains or in any way prevents the Borrower from conducting all or any part of its business affairs in the ordinary course of business.

     (n) The service of any process upon Bank seeking to attach by trustee process any funds of the Borrower on deposit with Bank.

     (o) Any change in the identity, authority or responsibilities of any person having management or policy authority with respect to the

          Borrower and/or any direct or indirect change in the ownership of the capital stock of the Borrower from that existing at the execution of this Agreement.

     (p) The occurrence of any uninsured loss, theft, damage or destruction to any material asset(s) of the Borrower.

     (q) Any act by or against, or relating to the Borrower or its assets pursuant to which any creditor of the Borrower seeks to reclaim or repossess or reclaims or repossesses all or a portion of the Borrower's assets.

     (r) The death, termination of existence, dissolution, or liquidation of the Borrower or the ceasing to carry on actively any substantial part of the Borrower's current business.

     (s) This Agreement shall, at any time after its execution and delivery and for any reason, cease (i) to create a valid and perfected first priority security interest in and to the property purported to be subject to this Agreement; or (ii) to be in full force and effect or shall be declared null and void, or the validity or enforceability hereof shall be contested by the Borrower or any guarantor of the Borrower denies it has any further liability or obligation hereunder.

     (t) Any of the following events occur or exist with respect to the Borrower or any ERISA affiliate: (i) any PROHIBITED TRANSACTION (as defined in Section 406 of ERISA or Section 4975 of the Internal Revenue Code) involving any Plan; (ii) any REPORTABLE EVENT (as defined in Section 4043 of ERISA and the regulations issued under such Section) shall occur with respect to any Plan, which give rise to a potential claim by PBGC; (iii) The filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance exists which might constitute grounds entitling the Pension Benefit Guaranty Corporation (PBGC) to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution by the PBGC of any such proceedings; (v) or partial withdrawal under section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency, or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, could in the opinion of the Bank subject the 3orrower to any tax, penalty, or other liability to a Plan, a Multiemployer Plan, the PBGC, or otherwise.

     (u) The occurrence of any of the foregoing Events of Default with respect to any guarantor, endorser, or surety to Bank of the obligations, as if such guarantor, endorser or surety, were the BORROWER described therein.

     (v)  The termination of any guaranty by any guarantor of the Obligations.

     (w) The attachment of any security interest, lien or mortgage upon property of the Borrower not in favor of the Bank, without the Bank's prior written consent.

     (x) The occurrence of an Event of Default under or termination for any reason of that certain Loan and Security Agreement (All Assets) between AVES and the Bank of even date.

     Upon the occurrence of an Event of Default, Bank may declare any obligation Bank may have hereunder to be cancelled, declare all Obligations of Borrower to be due and payable and proceed to enforce payment of the Obligations and to exercise any and. all of the rights and remedies afforded to Bank by the Uniform Commercial Code or under the terms of this Agreement or otherwise. In addition, upon the occurrence of an Event Of Default, it Bank proceeds to enforce payment of the obligations, Borrower shall be obligated to deliver to Bank cash collateral in an amount equal to the aggregate amounts then undrawn on all outstanding letters of credit or acceptances issued or guaranteed by Bank for the account of Borrower, and Bank may proceed to enforce payment of the same and to exercise all rights and remedies afforded to Bank by the Uniform Commercial Code or under the terms of this Agreement or otherwise. Upon the occurrence of, and during the continuance of, an Event of Default, the Borrower, as additional compensation to the Bank for its increased credit risk, promises to pay interest on all Obligations (including, without limitation, principal, whether or not past due, past due interest and any other amounts past due under this Agreement) at a per annum rate of three (3%) percent greater than the rate of interest then specified in Section 5 of this Agreement.

16. PROCESSING AND SALES OF INVENTORY. So long as Borrower is not in default hereunder, Borrower shall have the right, in the regular course of business, to process and sell Borrower's Inventory. A sale in the ordinary course of business shall not include a transfer in total or partial satisfaction of a debt.

17. CONSENT TO JURISDICTION. Borrower and Bank agree that any action or proceeding to enforce or arising out of this Agreement may be commenced in any court of the Commonwealth of Massachusetts sitting in the counties of Suffolk or Middlesex, or in the District Court of the United States for the District of Massachusetts, and Borrower waives personal service of process and agrees that a summons and complaint commencing an action or proceeding in any such court shall be properly served and confer personal jurisdiction if served by registered or certified mail to Borrower, or as otherwise provided by the laws of the commonwealth of Massachusetts or the United States of America.

18. TERMINATION. This Agreement may be terminated at any time by either party giving written notice of termination to the other party; provided, however, that unless and until all loans made by the Bank to the Borrower hereunder and all other obligations or commitments of the Bank under which an Obligation could arise, outstanding as of the time of giving or receipt as the case may be, of such notice by the Bank have been paid in full, such termination shall in no way affect the security interest or other rights and powers herein granted to the Bank, and until such payment in full the security interest of the Bank in all

Inventory, Accounts and other Collateral of the Borrower, whether existing as of the time of such termination or thereafter arising, and al1 rights and powers herein granted to the Bank in respect thereof shall remain in full force and effect. Until all of the Obligations of Borrower to Bank have been fully paid and satisfied and all commitments of the Bank under which an obligation could arise have expired, Borrower shall continue to assign Accounts to Bank, turn over all collections to the Bank in kind and otherwise fully comply with the terms and conditions of this Agreement as herein provided. Prior to such payment in full of all of the Obligations of Borrower to Bank, this Agreement shall be a continuing agreement in every respect.

19. MISCELLANEOUS.

     (a) No delay or omission on the part of Bank in exercising any rights shall operate as a waiver of such right or any other right. Waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion. All Bank's rights and remedies, whether evidenced hereby or by any other agreement, instrument or paper, shall be cumulative and may be exercised singularly or concurrently.

     (b) Bank is authorized to make loans under the terms of this Agreement upon the request, either written or oral, in the name of Borrower or any authorized person whose name appears at the end of this Agreement or of any of the following named person, or persons, from time to time, holding the following offices of Borrower, President, Treasurer and such other officers and authorized signatories as may from time to time be set forth in separate banking and borrowing resolutions.

     (c) If at any time or times by assignment or otherwise, the Bank assigns this Agreement, such assignment shall carry with it the Bank's powers and rights under this Agreement, and the transferee shall become vested with said powers and rights whether or not they are specifically referred to in the transfer. Bank shall notify Borrower of any assignment, partial assignment or transfer by the Bank of this Agreement or of the Obligations of Borrower.

     (d) Borrower agrees that any and all loans made by Bank to Borrower or for its account under this Agreement shall be conclusively deemed to have been authorized by Borrower and to have been made pursuant to duly authorized requests therefor on its behalf.

     (e) Unless otherwise defined in this Agreement, capitalized words shall have the meanings set forth in the Uniform Commercial Code as in effect in the Commonwealth of Massachusetts as of the date of this Agreement.

     (f) Paragraph and section headings used In this Agreement are for convenience only, and shall not effect the construction of this Agreement. If one or more provisions of this Agreement (or the application thereof) shall be invalid, illegal or unenforceable in any respect in any jurisdiction, the same shall not, invalidate or render illegal or unenforceable such provision (or its application) in any other jurisdiction or any other provision of this Agreement (or its
          application).   This Agreement is the entire agreement of the parties
          with respect to the subject matter hereof and supersedes any prior written or verbal communications or instruments relating thereto.

     (g) All notices and other communications hereunder shall be made by telegram, telex, electronic transmitter, overnight air courier, or certified or registered mail, return receipt requested, and shall be deemed to be received by the party to whom sent one business day after sending, if sent by telegram, telex, electronic transmitter, or overnight air courier, and three business days after mailing if sent by certified or registered mail. All such notices and other communications to a party hereto shall be addressed to such party at the address set forth at the end of this Agreement or to such other address as such party may designate for itself in a notice to the other party given in accordance with this section.

     (h) The laws of Massachusetts shall govern the construction of this Agreement and the rights and duties of the parties hereto. This Agreement shall take effect as a sealed instrument.

          Witnessed by:                 ROSALCO, INC.

          John H. Hartman               By: David L. Koffman, Vice President

                                        Address: P.O. Box 741528
                                                 Houston, TX 77274


                                        STATE STREET BANK AND TRUST COMPANY

                                        By: John D. Gaziano, Jr., Vice President

                                        Address: 225 Franklin Street
                                                 Boston, MA 02110

SCHEDULES

The following Schedules to the within Inventory and Accounts Receivable Security Agreement are respectively described in the section indicated. Those Schedules in which no information has been inserted shall be deemed to read NONE.

                                   SCHEDULE A
                      Borrower's Places of Business (S3)
                                                         Property Located
        Address                                          At Such Address
        -------                                          ----------------


                                   SCHEDULE B
                    Other Encumbrances and Liens (S4(e)(i)

        Secured Party              Description           Payment Terms and
        or Mortgagee              of Collateral          Dates of Maturity
        -------------             -------------          -----------------


                                   SCHEDULE C
                                Leases (S4(e)(ii)

                      Description          Date of Lease        Rental
        Lessor        of Property            and Term           Payable
        ------        -----------          -------------        -------

                                   EXHIBIT A
                               CERTIFICATE AS TO
                         COLLATERAL AND BORROWING BASE

Pursuant to a Loan and Security Agreement (All Assets) dated as of _________, 1996 (the AGREEMENT) between the undersigned (the BORROWER) and State Street Bank and Trust Company (the BANK), the undersigned has the following loans and letters of credit outstanding:

        Loans:                       $____________

        Letters of Credit including
        Standby Letters of Credit:   $____________

        Total:                                     $____________

and hereby confirms to Bank its security interest pursuant to the Agreement in all of Borrower's Inventory, including that recently acquired, Accounts, including those newly created, and all other Collateral, regardless of when such Collateral arose or was acquired by Borrower, and further certifies to Bank as follows:

        1. Total value of Eligible Inventory on _________, 199__:

        A. Value of Eligible Inventory located at specific warehouse location approved by Bank:
                              Location                 Book Value
                              --------                 ----------
                              Jeffersonville, IN       $_________
                              Dominguez, CA            $_________
                              Other                    $_________
                              Total:                   $_________

        B. 40% of Item 1A, not to exceed $5,000,000.00 through and including April 30, 1996, $4,500,000.00 from May 1, 1996 through and including November 30, 1996 or $4,000,000.00 thereafter
                                                       $________

        2. Total Value of Qualified Accounts Receivable on _________, 199__:

        A. All Accounts, which are rated one or two by Dunn and
           Bradstreet:                                             $_________

        B. Non-Qualified Accounts, which are rated one or two by
           Dunn and Bradstreet:                                    $_________

        C. Item 2A minus Item 2B:                                  $_________

        D. 90% of Item 2C:                                         $_________

        E. All Accounts, which are not rated one or two by Dunn
           and Bradstreet:                                         $_________

        F. Non-Qualified Accounts, which are rated one or two by
           Dunn and Bradstreet                                     $_________

        G. Item 2E minus Item 2F:                                  $_________

        H. 80% of Item 2G:                                         $_________

        I. All Accounts, as to which rights have not been earned
           by performance but which are supported by letters of
           credit acceptable to Bank:                              $_________

        J. 90% of Item 2I:                                         $_________

        3. Borrowing Base:

        A. Item 1B plus Item 2D plus Item 2H plus Item 2J:         $_________

        B. $10,000,000.00                                          $_________

        C. Amount Available to Borrower (the lesser of Item 3A
           or Item 3B):                                            $_________

        D. Less Total Outstanding Obligations (including Letters
           of Credit):                                             $_________

        E. Available Funds to Borrower (Item 3C minus Item 3D):    $_________

        Executed and sealed this _____ day of _________, 199__.

                                                 ROSALCO, INC.

                                                 By:________________

EXHIBIT 10(22)
STATE STREET BANK AND TRUST COMPANY
LOAN AND SECURITY AGREEMENT
(ALL ASSETS)
April 29, 1996

1. SECURITY INTEREST. AVES Audio Visual Systems, Inc., a Texas corporation (hereinafter called BORROWER), for valuable consideration, receipt whereof is hereby acknowledged, grants to State Street Bank and Trust Company, a Massachusetts trust company, the secured party hereunder (hereinafter called the BANK), acontinuing security interest in, and a lien on, the following property of the Borrower, wherever located and whether now owned or hereafter acquired:

        (a) all inventory, including all goods, merchandise, raw materials, goods and work in process, finished goods, and other tangible personal property now owned or hereafter acquired and held for sale or lease or furnished or to be furnished under contracts of service or used or consumed in Borrower's business (all hereinafter called the INVENTORY);

        (b) all accounts (as defined in the Uniform Commercial Code, hereinafter ACCOUNTS), contracts, contract rights, notes, bills, drafts, acceptances, general intangibles (including without limitation trade names, customer lists, goodwill, computer programs, computer records, computer software, computer data, trade secrets, trademarks, patents, ledger sheets, files, records, data processing records relating to any Accounts and all tax refunds of every kind and nature to which Borrower is now or hereafter may become entitled to, no matter how arising), instruments, documents, chattel paper, choses in action, and all other debts, obligations and liabilities in whatever form, owing to Borrower from any person, firm or corporation or any other legal entity, whether now existing or hereafter arising, now or hereafter received by or belonging or owing to Borrower, for goods sold by it or for services rendered by it, or however otherwise sane may have been established or created, all guarantees and securities therefor, all right, title and interest of Borrower in the merchandise or services which gave rise thereto, including the rights of reclamation and stoppage in transit, all rights to replevy goods, and all rights of an unpaid seller of merchandise or services (all hereinafter called the RECEIVABLES);

        (c) all machinery, equipment, fixtures and other goods (as defined in Article 9 of the Uniform commercial Code) whether now owned or hereafter acquired by the Borrower and wherever located, all replacements and substitutions therefor or accessions thereto and all proceeds thereof (all hereinafter called the EQUIPMENT); and

        (d) all proceeds and products of all of the foregoing in any form, including, without limitation, all proceeds of credit, fire or other insurance, and also including, without limitation, rents and profits resulting from the temporary use of any of the foregoing (which, with Inventory, Receivables and Equipment are all hereinafter called COLLATERAL)

2. OBLIGATIONS SECURED. The security interest granted hereby is to secure payment and performance of all debts, liabilities and obligations of Borrower to the Bank hereunder and also any and all other debts, liabilities and obligations ofBorrower to Bank of every kind and description, direct or indirect, absolute or contingent,. primary or secondary, due or to become due, now existing or hereafter arising, whether or not such obligations are related to the transactions described in this Agreement, by class, or kind, or whether or not contemplated by the parties at the tire of the granting of this security interest, regardless of how they arise or by what agreement or Instrument they may be evidenced or whether evidenced by any agreement or instrument, and includes obligations to perform acts and refrain from taking action as well as obligations to pay money including, without limitation, all interest,, fees, charges, expenses and overdrafts, and also including, without limitation, all obligations and liabilities which the Bank may incur or become liable for, on account of, or as a result of, any transactions between Bank and Borrower including any which may arise out of any letter of credit, acceptance or similar instrument or obligation incurred by Bank for the account of Borrower (all hereinafter called OBLIGATIONS).

3. BORROWER' PLACES OF BUSINESS, INVENTORY LOCATIONS AND RETURNS POLICY. Borrower warrants that Borrower has no places of business other than that shown at the end of Agreement, unless other places of business are listed on Schedule A, annexed hereto, in which event Borrower represents that it has additional places of business at those locations set forth on Schedule A.

Borrower's principal executive office and the office where Borrower keeps its records concerning its accounts, contract rights and other property, is that shown at the end of this Agreement. All Inventory presently owned by borrower is stored at the locations set forth on Schedule A.

Borrower will promptly notify Bank in writing of any change in the location of any place of business or the location of any Inventory or the establishment of any new place of business or location of Inventory or office where its records are kept which would be shown in this Agreement if it were executed after such change.

Borrower represents and warrants that it has described its returns policy in writing to Bank and that it does now, and will continue to, apply such policy consistently in the conduct of its business and agrees that it shall notify Bank in writing before changing its policy or the application thereof.

4. BORROWER'S ADDITIONAL REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants (and at the time of each loan hereunder shall be deemed to represent and warrant) that:

     (a) Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas and shall hereafter remain in good standing as a corporation in that state, and is duly qualified and in good standing in every other state in which it is doing business, and shall hereafter remain duly qualified and in good standing in every other state in which by reason of the nature or location of the Borrower's assets or operations, such qualification may be necessary.

     (b) Borrower's exact legal name is as set forth in this Agreement and Borrower will not undertake or commit to undertake any act which will result in a change of Borrower's legal name, without giving Bank at least thirty (30) days prior written notice of the same.

     (c) The execution, delivery and performance of this Agreement, and any other document executed in connection herewith, are within the Borrower's corporate powers, have been duly authorized, are not in contravention of law or the terms of the Borrower's charter, by-laws or other incorporation papers, or of any indenture, agreement or undertaking to which the Borrower is a party or by which it or any of its properties may be bound.

     (d) All Articles of organization and all amendments thereto of Borrower have been duly filed and are in proper order. All capital stock issued by Borrower and outstanding was and is properly issued and all books and records of Borrower, including but not limited to its minute books, by-laws and books of account, are accurate and up to date and will be so maintained.

     (e) Borrower owns all of the assets reflected in the most recent of Borrower's financial statements provided to Bank, except assets sold or otherwise disposed of in the ordinary course of business since the date thereof, and such assets together with any assets acquired since such date, including without limitation the collateral, are free and clear of any lien, pledge, security interest, charge, mortgage or encumbrance of any nature whatsoever, except (i) the security interests and other encumbrances (if any) listed on Schedule B annexed hereto, (ii) those leases set forth on schedule C annexed hereto, or (iii) liens and security interests in favor of Bank.

     (f) Borrower has made or filed all tax returns, reports and declarations relating to any material tax liability required by any jurisdiction to which it is subject (any tax liability which may result in a lien on any Collateral being hereby deemed material); has paid all taxes shown or determined to be due thereon except those being contested in good faith and which Borrower has, prior to the date of such contest, identified in writing to Bank as being contested; and has made adequate provision for the payment of all taxes so contested, so that no lien will encumber any Collateral, and in respect of subsequent periods.

     (g) Borrower (i) is subject to no charter, corporate or other legal restriction, or any judgment, award, decree, order, governmental rule or regulation or contractual restriction which could have a material adverse effect on its financial condition, business or prospects, and (ii) is in compliance with its charter documents and by-laws, all contractual requirements by which it or any of its properties may be bound and all applicable laws, rules and regulations (including without limitation those relating to environmental protection) other than laws, rules or regulations the validity or applicability of which it is contesting in good faith or provisions of any of the foregoing the failure to comply with which cannot reasonably be expected to materially adversely affect its financial condition, business or prospects or the value of any Collateral.

     (h) There is no action, suit, proceeding or investigation pending or, to Borrower's knowledge, threatens against or affecting it or any of its assets before or by any court or other governmental authority which, if determined adversely to it, would have a material adverse effect on its financial condition, business or prospects or the value of any Collateral.

    (i) Borrower is in compliance with ERISA; no Reportable Event has occurred and is continuing with respect to any Plan; and it has no unfunded vested liability under any Plan. The word PLAN as used in this Agreement means any employee plan subject to Title IV of the Employee Retirement Income Security Act of 1974 (ERISA) maintained for employees of Borrower, any subsidiary of Borrower or any other trade or business under common control with Borrower within the meaning of Section 414(c) of the Internal Revenue Code of 1986 or any regulations thereunder.

5. LOANS.

     (a) Subject to the terms and Provisions of this agreement, the Bank hereby establishes a revolving line of credit in Borrower's favor in the amount set forth below, as determined by Bank from time to time hereafter. From time to time upon Borrower's request, so long as the sum of the aggregate principal amount of all loans outstanding and the requested loan does not exceed the lesser of (i) the Borrowing Base (as defined below) or (ii) the Credit Limit (as defined below), Bank shall make such loan, absent demand or the occurrence of an Event of Default or an event, which, with notice or the lapse of time or both, would constitute an Event of Default. Without limiting the demand feature of any loans that Bank does make hereunder, Borrower agrees that the aggregate unpaid principal of all loans outstanding at any one time shall not exceed the Borrowing Base. The term, BORROWING BASE as used herein shall mean the sum of the following:

     (1) eighty (80%) percent of the unpaid face Amount of all Qualified Accounts (as defined below)MINUS

     (2) one hundred (100%) percent of (i) the aggregate amount then undrawn on all outstanding letters of credit issued by Bank for the account of Borrower; and (ii) all outstanding Banker's acceptances issued by Bank for the account of Borrower;

but in no event shall the sum of all loans plus the sum of the aggregate amount undrawn on all letters of credit and acceptances be in excess of the Credit Limit (as defined below), or such other sum as may from time to time be fixed by the Bank upon notice to Borrower. All such loans shall bear interest and at the option of Bank shall be evidenced by demand notes in form satisfactory to Bank, but in the absence of notes shall be conclusively evidenced by the Bank's record of disbursements and repayments and shall be payable ON DEMAND. Interest will be charged to Borrower at a fluctuating rate which is the daily equivalent to the Prime Rate in effect from time to time, plus one (1%) percent per annum or at such other rate agreed on from time to time by the parties, upon any balance owing to Bank at the close of each day "and shall be payable monthly in arrears, on the first day of each month, until the Bank makes demand. The rate of interest pavable by Borrower shall be changed effective as of that date in which a change in the Prime Rate becomes effective. Interest sha11 be computed on the basis of the actual number of days elapsed over a year of three hundred sixty (360) days. The term PRIME RATE as used herein and in any supplement and amendment hereto shall mean the rate of interest announced by Bank in Boston as its Prime Rate.

     (b) The term CREDIT LIMIT as used herein shall mean an amount equal to One Million Five Hundred Thousand ($1,500,000.00) Dollars.

     (c) The Borrowing Base formula set forth above is intended solely for monitoring purposes. The making of loans, advances, and credits by the Bank to the in excess of the above described Borrowing Base formula is for the benefit of the Borrower and does not affect the obligations of borrower hereunder; all such loans constitute Obligations and must be repaid by Borrower in accordance with the terms of this Agreement.

     (d) Borrower hereby authorizes and directs Bank, in Bank's sole discretion (provided, however, Bank shall have no obligation to do so), (i) to pay accrued interest as the same becomes due and payable pursuant to this Agreement or Pursuant to any note or other agreement between Borrower and Bank, and to treat the same as a loan to Borrower which shall be added to Borrower's loan balance pursuant to this Agreement; or (ii) to apply the proceeds of Collateral, including without limitation, payments on Accounts, and other payments from sales or lease of Inventory and any other funds to the payment of such items or the payment of any other amounts then due to Bank from Borrower.

6. DEFINITION OF QUALIFIED ACCOUNT. The term QUALIFIED ACCOUNT, as used herein, means an Account owing to Borrower which met the following specifications at the time it came into existence and continues to meet the same until it is collected in full:

     (a) The Account is not more than ninety (90) days from the date of the invoice thereof.

     (b) The Account arose from the performance of services or an outright sale of goods by Borrower, such goods have been shipped to the account debtor, and Borrower has possession of, or has delivered to Bank, shipping and delivery receipts evidencing such shipment.

     (c) The Account is not subject to any prior assignment, claim, lien, or security interest, and Borrower will not make any further assignment thereof or create any further security interest therein, nor permit Borrower's rights therein to be reached by attachment, levy, garnishment or other judicial process.

     (d) The Account is not subject to set-off, credit, allowance or adjustment by the account debtor, except discount allowed for prompt payment and the account debtor has not complained as to his liability thereon and has not returned any of the goods from the sale of which the Account arose.

     (e) The Account arose in the ordinary course of Borrower's business and did not arise from the performance of services or a sale of goods to a supplier or employee of the Borrower.

     (f) No notice of bankruptcy or insolvency of the account debtor has been received by or is known to the Borrower.

     (g) The Account is not owed by an account debtor whose principal place of business is outside the United States of America.

     (h) The Account is not owed by an entity which is a parent, brother/sister, subsidiary or affiliate of Borrower.

     (i) The account debtor is not located in the State of New Jersey or in the State of Minnesota, unless Borrower has filed and shall file all legally required Notice of Business Activities Reports with the New Jersey Division of Taxation or the Minnesota Department of Revenue, as the case may be.

     (j) The Account when aggregated with all of the Accounts of that account debtor does not exceed twenty-five (25%) percent of the then aggregate of Qualified Accounts.

     (k)   The Account is not evidenced by a promissory note.

     (l) The Account did not arise out of any sale made on a bill and hold, dating or delayed shipment basis.

     (m) The Bank in its sole discretion does not deem the Account to be unacceptable for any reason.

7. DEFINITION OF ELIGIBLE INVENTORY. The term ELIGIBLE INVEETORY as used herein, means Borrower's raw materials, work in process and finished goods which are initially and at all times until sold: new and unused (except, with Bank's written approval, used equipment held for sale or lease), in first-class condition, merchantable and saleable through normal trade channels; at a location which has been identified in writing to Bank; subject to a perfected security interest in favor of Bank; owned by Borrower free and clear of any lien except in favor of Bank; not obsolete; not scrap, waste, defective goods and the like; have been produced by Borrower in accordance with the Federal Fair Labor Standards Act of 1938, as amended, and all rules, regulations and orders promulgated thereunder; not stored with a bailee, warehouseman or similar party unless Bank has given its prior written consent thereto and Borrower has caused each such bailee, warehouseman or similar party to issue and deliver toBank warehouse receipts in Bank's name for such Inventory; and have not been designated by Bank in its sole discretion as unacceptable for any reason by notice to Borrower.

8. BANK'S REPORTS. After the end of each month, Bank will render to Borrower a statement of Borrower's loan account with Bank hereunder, showing all applicable credits and debits. Each statement shall be considered correct and to have been accepted by Borrower and shall be conclusively binding upon Borrower in respect of all charges, debits and credits of whatsoever nature contained therein under or pursuant to this Agreement, and the closing balance shown therein, unless Borrower notifies Bank in writing of any discrepancy within twenty (20) days from the mailing by Bank to Borrower of any such monthly statement.

9. CAPITAL ADEQUACY. If the Bank shall deem applicable to this Agreement (including, in each case, the borrowed and unused portion hereof) , any requirement of any law of the United States of America, any regulation, order, interpretation, ruling, official directive or guideline (whether or not having the force of law) of the Board of Governors of the Federal Reserve System, the Comptroller of the Currency, the Federal Deposit Insurance Corporation or any other board or governmental or administrative agency of the United states of America shall impose, increase, modify or make applicable thereto or cause to be included in, any reserve, special deposit, calculation used in the computation of regulatory capital standards, assessment or other requirement which imposes on the Bank any cost that is attributable to the maintenance thereof, then, and in each such event, the Borrower shall promptly pay the Bank, upon its demand, such amount as will compensate the Bank for any such cost, which determination may be based upon the Bank's reasonable allocation of the aggregate of such costs resulting from- such events. In the event any such cost is a continuing cost, a fee payable to the Bank may be imposed upon the Borrower periodically for so long as any such cost is deemed applicable to the Bank, in an amount determined by the Bank to be necessary to compensate the Bank for any such cost. The determination by the Bank of the existence and amount of any such cost shall, in the absence of manifest error, be conclusive.

10.  COLLECTIONS; SET OFF; NOTICE OF ASSIGNMENT; EXPENSES; POWER OF ATTORNEY.

     (a) Immediately after written notification to Borrower by Bank (the NOTICE), which may be given at any time whether or not demand has been made or an Event of Default has occurred hereunder and continuing for as long as any obligation remains outstanding, Borrower will immediately upon receipt of all checks, drafts, cash and other remittances in payment of any Inventory sold or in payment or on account of Borrower's accounts, contracts, contract rights, notes, bills, drafts, acceptances, general intangibles, choses in action and all other forms of obligations, deliver the same to the Bank accompanied by a remittance report in form specified by Bank. Said proceeds shall be delivered to Bank in the same form received except for the endorsement of Borrower where necessary to permit collection of items, which endorsement Borrower agrees to make. The Bank will credit (conditional upon final collection) all such payments against the principal or interest of any loans secured hereby; provided, however, for the purpose of computing interest, any items requiring clearance or payment shall not be considered to have been credited against any loans secured hereby until three (3) business days after receipt by Bank of any such items. The order and method of such application shall be in the sole discretion of Bank and any portion of such funds which the Bank elects not to so apply shall be paid over from time to time by Bank to Borrower.

          Prior to receipt of the Notice, Borrower may, upon receipt of all remittances and payments of any Inventory sold or in payment or on account of Borrower's Accounts, use such proceeds to pay its ordinary and necessary business expenses in the ordinary course of Borrower's business and the requirement that Borrower furnish remittance reports to Bank shall be suspended.

     (b) Any and al1 deposits (whether demand or time deposits) or other sums at any time credited by or due from Bank to Borrower shall at all times constitute additional security for the Obligations and may be set-off against any Obligations at any time whether or not they are then due or other security held by Bank is considered by Bank to be adequate. Any and all instruments, documents, policies and certificates of insurance, securities, goods, accounts, choses in action, general intangibles, chattel papers, cash, property and the proceeds thereof (whether or not the same are Collateral or proceeds thereof hereunder) owned by Borrower or in which Borrower has an interest, which now or hereafter are at any time in possession or control of Bank or in transit by mail or carrier to or from Bank or in the possession of any third party acting in Bank's behalf, without regard to whether Bank received the same in pledge, for safekeeping, as agent for collection or transmission or otherwise or whether Bank had conditionally released the same, shall constitute additional security for the Obligations and may be applied at any time to any obligations which are then owing, whether due or not due. Bank shall be entitled to presume, in the absence of clear and specific written notice to the contrary hereinafter provided by Borrower to Bank, that any and all deposits maintained by Borrower with Bank are general accounts as to which no person or entity other than Borrower has any legal or equitable interest Whatsoever.
     (c) The Bank may at any time notify account debtors that Collateral has been assigned to Bank and that payments shall be made directly to Bank. Upon request of Bank at any time, Borrower will so notify such account debtors and will indicate on all billings to such account debtors that their accounts must be paid to Bank. The Bank shall have full power to collect, compromise, endorse, sell or otherwise deal with the Collateral or proceeds thereof in its own name or in the name of Borrower.

     (d) Borrower shall pay to Bank on demand any and all reasonable counsel fees and other expenses incurred by the Bank in connection with the preparation, interpretation, enforcement, administration or amendment of this Agreement, or of any documents relating thereto, and any and all expenses, including, but not limited to, a collection charge on all accounts collected, all attorneys, fees and expenses, and all other expenses of like or unlike nature which may be expended by the Bank to obtain or enforce payment of any Account either as against the account debtor, Borrower, or any guarantor or surety of Borrower or in the prosecution or defense of any action or concerning any matter growing out of or connected with the subject matter of this Agreement, the obligations or the Collateral or any of Bank's rights or interests therein or thereto, including, without limiting the generality of the foregoing, any counsel fees or expenses incurred in any bankruptcy, or insolvency proceedings and costs and expenses incurred or paid by Bank in connection with the administration, supervision, protection or realization on any security held by Bank for the debt secured hereby, whether such security was granted by Borrower or by any other person primarily or secondarily liable (with or without recourse) with respect to such debt, and all costs and expenses incurred by Bank in connection with the defense, settlement or satisfaction of any action, claim or demand asserted against Bank in connection with the debt secured hereby, all of which amounts shall be considered advances to protect Bank's security, and shall be secured hereby. At Its option, and without limiting any other rights or remedies, Bank may at any time pay or discharge any taxes, liens, security interests or other encumbrances at any tine levied against or placed on any of the collateral, and may procure and pay any premiums on any insurance required to be carried by Borrower, and provide for the maintenance and preservation of any of the Collateral, and otherwise take any action reasonably deemed necessary to Bank to protect its security, and all amounts expended by Bank in connection with any of the foregoing matters, including reasonable attorneys' fees, shall be considered obligations of Borrower and shall be secured hereby.

     (e) Borrower does hereby make, constitute and appoint any officer or agent of Bank as Borrower's true and lawful attorney-in-fact, with power to endorse the name of Borrower or any of Borrower's officers or agents upon any notes, checks, drafts, money orders, or other instruments of payment (including payments payable under any policy of insurance on the collateral) or Collateral that may come into possession of the Bank in full or part payment of any amounts owing to Bank; to sign and endorse the name of Borrower or any of Borrower's officers or agents upon any invoice, freight or express bill, bill of lading, storage or warehouse receipts, drafts against debtors,. assignments, verifications and notices in connection with Accounts, and any instrument or documents relating thereto or to Borrower's rights therein; to give written notice to such office and officials of the United States Post Office to effect such change or changes of address so that all mail addressed to Borrower may be delivered directly to Bank; granting upon Borrower's said attorney full power to do any and all things necessary to be done in and about the premises as fully and effectually as Borrower might or could do, and hereby ratifying all that said attorney shall lawfully do or cause to be done by virtue hereof. Neither the Bank nor the attorney shall be liable for any acts or omissions nor for any error of judgment or mistake, except for their gross negligence or willful misconduct. This power of attorney shall be irrevocable for the term of this Agreement and all transactions hereunder and thereafter as long as Borrower may be indebted to Bank.

11. FINANCING STATEMENTS. At the request of Bank, Borrower will join with Bank in executing one or more Financing Statements pursuant to the Uniform Commercial

Code or other notices appropriate under applicable law in form satisfactory to Bank and will pay the cost of filing the same in all public offices wherever filing is deemed by Bank to be necessary or desirable. A legible carbon, photographic or other reproduction of this Agreement shall be sufficient as a financing statement.

12.  BORROWER'S REPORTS.

     (a) At the time of each borrowing hereunder, Borrower will execute and deliver to Bank a Loan Confirmation Report, in the form supplied by Bank, reflecting the status of the loan and Collateral securing same.

     (b) Borrower shall, from time to time, deliver to Sank a Supplemental Assignment of Accounts on a form supplied by Bank containing a summary of accounts created since the last Supplemental Assignment and a certificate concerning Borrower's inventory values, with copies of invoices relating to said accounts attached thereto.

     (c) Borrower shall cause all of its invoices, including the copies thereof, to be printed and to bear consecutive numbers and shall prepare and issue its invoices in such consecutive numerical order. If requested by Bank, all copies of invoices not previously delivered to Bank shall be delivered to Bank with each schedule of Accounts. Copies of all invoices which are voided or cancelled or which for any other reason do not evidence an Account shall be included in such delivery. If any invoice or copy thereof is lost, destroyed or otherwise unavailable, Borrower shall account in writing, in form satisfactory to Bank, for such missing invoice.

     (d) Within twenty (20) calendar days after the end of each month or on such other more frequent basis as may be required by Bank from time to time, Borrower shall submit to Bank an aging report in form satisfactory to Bank showing the amounts due and owing on all Accounts according to Borrower's records as of the close of such Accounting Period or such shorter period as may be required by Bank from time to time, together with such other information as Bank may require. If Borrower's monthly aging reports are prepared by an accounting service or other agent, Borrower hereby authorizes and directs such service or agent to deliver such aging reports and any other related documents to Bank upon any request therefor by Bank.

     (e) Within twenty (20) calendar days after the end of each month or on such other more frequent basis as may be required by Bank from time to time, Borrower shall furnish to Bank a certificate describing all of Borrower's Inventory by value based on the lower of cost or market value, listing all Inventory by nature, quantity and location, together with such other information as Bank may require.

     (f) Within twenty (20) calendar days after the end or each month or on such other more frequent basis as may be required by Bank from time to time, Borrower shall submit to Bank an aging of Borrower's accounts payable setting forth all accounts payable as of the close of such Accounting Period, showing the total amount due to each account creditor, the month in which such account payable was created, and such other information as Bank shall request.

     (g) Borrower shall deliver to Bank all documents, as frequently as indicated below, or at such other times as Bank may request, and all other documents and information requested by Bank:

                Document                              Frequency Due

            (i) Borrowing Certificate, in-            Monthly or daily following
                cluding cash receipts, credit         receipt of the Notice
                memos, sales, debit memos,
                unpaid loan balance, new
                borrowing requests and the
                adjusted loan balance and a
                borrowing base certificate
                substantially in the form
                attached hereto as Exhibit A

           (ii) List of names and addresses of        Annually, within 60 days
                account debtors to whom Borrower      after the end of each
                has made sales during the pre-        fiscal year of Borrower
                vious fiscal year

          (iii) Reconciliation report, in form        Weekly or daily following
                satisfactory to Bank, showing         receipt of the Notice
                all Accounts, collections,
                payments, credits, and extensions
                since the preceding report

           (iv) Notice of noncompliance with the      Immediately upon learning
                provisions of this Agreement          of such noncompliance, or
                                                      if any representation or
                                                      warranty contained herein
                                                      is no longer true or
                                                      accurate

     (h) Within forty-five (45) days after the close of each monthly fiscal period of Borrower, a consolidating statement of financial position and a consolidating statement of profit and losses reflecting the financial condition of Jayark Corporation (JAYARK) and its consolidated subsidiaries, including Borrower, at the end of such period and the results of operations during such period, such consolidating statement of financial position and consolidating statement of profit and loss to be certified by Jayark's President, Vice President, Treasurer or

         Secretary to fairly present the financial position of Jayark and its consolidated subsidiaries at the end of such period and the results of operations during such period in accordance with generally accepted accounting principles consistently, applied, subject to normal year-end audit adjustments;

     (i) Within forty-five (45) days after the close of each quarterly fiscal period of Borrower, a covenant compliance certificate, executed by Jayark's President, Vice President, Treasurer or secretary, on a form supplied by Bank;

     (j) Annually as soon as available but within ninety (90) days after the close of each fiscal year of Borrower, a full and complete signed copy of a report or reports by certified public accountants reasonably satisfactory to Bank which shall include a consolidated statement of financial condition of Jayark and its consolidated subsidiaries, including Borrower, at the end of such year and a consolidated statement of profit and loss of Jayark and its consolidated subsidiaries reflecting the results of operations during such year, together with the report of such certified public accountants as to the scope of the audit.

     (k) in addition to the foregoing, the Borrower promptly shall provide the Bank with such other and additional information concerning the Borrower, the Collateral, the operation of the Borrower's business, and the Borrower's financial condition, including financial reports and statements, as the Bank may from time to time request from the Borrower. All financial information provided the Bank by the Borrower shall be prepared in accordance with generally accepted accounting or auditing principles (as applicable) applied consistently in the preparation thereof and with prior periods to fairly reflect the financial conditions of the Borrower at the close of, and its results of operations for, the periods in question.

13. GENERAL AGREEMENTS OF BORROWER.

     (a) Borrower agrees to keep all the Collateral insured with coverage and in amounts not less than that usually carried by one engaged in a like business and in any event not less than that required by Bank with loss payable to the Bank and Borrower, as their interests may appear, hereby appointing Bank as attorney for Borrower in obtaining, adjusting, settling and cancelling such insurance and endorsing any drafts. As further assurance for the payment and performance of the Obligations, Borrower hereby assigns to Bank all sums, including returns of unearned premiums, which may become payable under any policy of insurance on the collateral and Borrower hereby directs each insurance company issuing any such policy to make payment of such sums directly to Bank.

     (b) The Bank or its agents have the right to inspect the Collateral and all records pertaining thereto at intervals to be determined by Bank and without hindrance or delay.

     (c) Although, as above set forth, Bank has a continuing security interest in all of Borrower's Collateral and in the Proceeds thereof, Borrower will at all times maintain as the minimum security hereunder a Borrowing Base not less than the aggregate unpaid principal of all loans made hereunder; and if Borrower fails to do so, Borrower will immediately make the necessary reduction in the unpaid principal amount of said loans.

     (d) Borrower will at all times keep accurate and complete records of Borrower's Inventory, Accounts and other Collateral, and Bank, or any of its agents, shall have the right to call at Borrower's place or places of business at intervals to be determined by Bank, and without hindrance or delay, to inspect, audit, check, and make extracts from any copies of the books, records, journals, orders, receipts, correspondence which relate to Borrower's Accounts, and other Collateral or other transactions, between the parties thereto and the general financial condition of Borrower and Bank may remove any of such records temporarily for the purpose of having copies made thereof.

     (e) Borrower will maintain its corporate existence in good standing and comply with all laws and regulations of the United States or of any state or states thereof or of any political subdivision thereof, or of any governmental authority which may be applicable to it or to its business.

     (f) Borrower will pay all real and personal property taxes, assessments and charges and all franchises, income, unemployment, old age benefits, withholding, sales and other taxes assessed against it, or payable by it at such times and in such manner as to prevent any penalty from accruing or any lien or charge from attaching to its property.

     (g) The Bank may in its own name or in the name of others communicate with account debtors in order to verify with them to Bank's satisfaction the existence, amount and terms of any Accounts.

     (h) This Agreement may but need not be supplemented by separate assignments of Accounts and if such assignments are given the rights and security interests given thereby shall be in addition to and not in limitation of the rights and security interests given by this Agreement.

     (i) If any of Borrower's Accounts arise out of contracts with the United States or any department, agency, or instrumentality thereof, Borrower will immediately notify Bank thereof in writing and execute any instruments and take any steps required by Bank in order that all monies due and to become due under such contracts shall be assigned to Bank and notice thereof given to the Government under the Federal Assignment of Claims Act.

     (j) If any of Borrower's Accounts should be evidenced by promissory notes, trade acceptances, or other instruments for the payment of money, Borrower will immediately deliver same to Bank, appropriately endorsed to Bank's order and, regardless of the form of such endorsement, Borrower hereby waives presentment, demand, notice of dishonor, protest and notice of protest and all other notices with respect thereto.

     (k) Borrower will promptly pay when due all taxes and assessments upon the Collateral or for its use or operation or upon this Security Agreement, or upon any note or notes evidencing the Obligations, and will, at the request of Bank, promptly furnish Bank the receipted bills therefor.
         At its option, Bank may discharge taxes, liens or security interests or other encumbrances at any time levied or placed on the Collateral, may pay for insurance on the Collateral and may pay for the maintenance and preservation of the collateral. Borrower agrees to reimburse Bank on demand for any payments made, or any expenses incurred by Bank pursuant to the foregoing authorization, and upon failure of the Borrower so to reimburse Bank, any such sums paid or advanced by Bank shall be deemed secured by the Collateral and constitute part of the obligations.

     (l) Borrower will immediately notify Bank upon receipt of notification of any potential or known release or threat of release of hazardous materials, hazardous waste, hazardous or toxic substance or oil from any site operated by Borrower or of the incurrence of any expense or loss in connection therewith or with the Borrower's obtaining knowledge of any investigation, action or the incurrence of any expense or loss by any governmental authority in connection with the assessment, containment or removal of any hazardous material or oil for which expense or loss the Borrower may be liable. As used herein, the terms HAZARDOUS WASTE, HAZARDOUS OR TOXIC SUBSTANCE, HAZARDOUS MATERIAL; or OIL shall have the same meanings as defined and used in any of the following (the ACTS): the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. Section 9601 et seq.; the Federal Resource Conservation and Recovery Act, 42 U.S.C. Sections 6901 et seq.; the Hazardous Materials Transportation Act, 49 U.S.C. Sections 1801 et seq.; the Toxic Substances Control
         Act, 15 U.S.C. Section 2601 et seq.; M.G.L.A. c. 21E (Massachusetts
         Oil and Hazardous Material Release Prevention Act); M.G.L.A. c. 21C (Massachusetts Hazardous Waste Management Act); and/or the regulations adopted and publications promulgated pursuant to any of the Acts, as the same may be amended from time to time.

     (m) Except for the Bank's gross negligence or willful misconduct, Borrower will indemnify and save Bank harmless from all loss, costs, damage, liability or expenses (including, without limitation, court costs and reasonable attorneys' fees) that Bank 'may sustain or incur by reason of defending or protecting this security interest or the priority thereof or enforcing the Obligations, or in the prosecution or defense of any action or proceeding concerning any matter growing out of or in connection with this Agreement and/or any other documents now or hereafter executed in connection with this Agreement and/or the Obligations and/or the Collateral. This indemnity shall survive the repayment of the obligations and the termination of Bank's agreement to make loans available to Borrower and the termination of this Agreement.

     (n) At the option of the Bank, Borrower will furnish to Bank, from time to time, within five (5) days after the accrual in accordance with applicable law of Borrower's obligation to make deposits for F.I.C.A. and withholding taxes and/or sales taxes, proof satisfactory to Bank that such deposits have been made as required.

     (o) Should Borrower fail to make any of such deposits or furnish such proof then Bank may, in its sole and absolute discretion, (a) make any of such deposits or any part thereof, (b) pay such taxes, or any part thereof, or (c) set-up such reserves as Bank, in its judgment, shall deem necessary to satisfy the liability for such taxes. Each amount so deposited or paid shall constitute an advance under the terms hereof, repayable on demand with interest, as provided herein, and secured by all collateral and any other property at any time pledged by Borrower with Bank. Nothing herein shall be deemed to obligate Bank to make any such deposit or payment or set-up such reserve and the making of one or more of such deposits or payments or the setting-up of such reserve shall not constitute (i) an agreement on Bank's part to take any further or similar action, or (ii) a waiver of any default by Borrower under the terms hereof.

     (p) All advances by Bank to Borrower under this Agreement and under any other agreement constitute one general revolving fluctuating loan, and all indebtedness of Borrower to Bank under this and under any other agreement constitute one general Obligation. Each advance to Borrower hereunder or otherwise shall be made upon the security of all of the Collateral held and to be held by Bank. It is distinctlv understood and agreed that all of the rights of Bank contained in this Agreement shall likewise apply, insofar as applicable, to any modification of or supplement to this Agreement and to any other agreements between Bank and Borrower. Any default of this Agreement by Borrower shall constitute, likewise, a default by Borrower of any other existing agreement with Bank, and any default by Borrower of any other agreement with Bank shall constitute a default of this Agreement.
          The entire Obligation of Borrower to Bank shall become due and payable when payments become due and payable hereunder upon termination of this Agreement.

     (q) Borrower hereby grants to Bank for a term to commence on the date of this Agreement and continuing thereafter until all debts and Obligations of any kind or character owing from Borrower to Bank are fully paid and discharged, the right to use all premises or places of business which Borrower presently has or may hereafter have and where any of the Collateral may be located, at a total rental for the entire period of $1.00. Bank agrees not to exercise the rights granted in this paragraph unless and until Bank determines to exercise its rights against the Collateral.

     (r) Borrower will, at its expense, upon request of Bank promptly and duly execute and deliver such documents and assurances and take such actions as may be necessary or desirable or as Bank may request in order to correct any defect, error or omission which may at any time be discovered or to more effectively carry out the intent and purpose of this Agreement and to establish, perfect and protect Bank's security interest, rights and remedies created or intended to be created hereunder. Without limiting the generality of the the above, Borrower will join with Bank in executing financing and continuation statements pursuant to the Uniform Commercial Code or other notices appropriate under applicable Federal or state law in form satisfactory to Bank and filing the same in all public offices and jurisdictions wherever and whenever requested by Bank.

     (s) Borrower shall perform any and all further steps requested by Bank to perfect Bank's security interest in Inventory, such as leasing warehouses to Bank or its designee, placing and maintaining signs, appointing custodians, maintaining stock records and transferring Inventory to warehouses. A physical listing of all Inventory, wherever located, shall be taken by Borrower at least annually and whenever requested by Bank if one or more of the Events of Default exist.

     (t) Borrower hereby grants to Bank for a term to commence on the date of this Agreement and continuing thereafter until all debts and obligations of any kind or character owed to Bank are fully paid and discharged, a non-exclusive irrevocable royalty-free license in connection with the Bank's exercise of its rights hereunder, to use, apply or affix any trademark, trade name logo or the like and to use any patents, in which the Borrower now or hereafter has rights, which license may be used by Bank upon and after the occurrence of any one or more of the events of Default, provided, however, that such use by Bank shall be suspended if such Events of Default are cured. This license shall be in addition to, and not in lieu of, the inclusion of all of Borrower's trademarks, servicemarks, trade names, logos, goodwill, patents, franchises and licenses in the Collateral; in addition to the right to use said Collateral as provided in this paragraph, Bank shall have full right to exercise any and all of its other rights regarding Collateral with respect to such trademarks, servicemarks, trade names, logos, goodwill patents, franchises and licenses.

     (u) In consideration of the Bank establishing a revolving line of credit with the Borrower, the Borrower (or Rosalco, Inc. (ROSALCO)), but not both, shall pay to the Bank a facility fee equal to $25,000.00 at closing and $7,500.00 per month, or any portion thereof, commencing May 1, 1996 and on the first day of each month thereafter.

14. BORROWER'S NEGATIVE COVENANTS.   Borrower will not at any time:

     (a) (Fixed Assets) during any fiscal year of Borrower, make, directly or indirectly, capital expenditures for the purchase, fabrication, creation or lease of fixed assets, including rentals for leased items, in an aggregate amount greater than $300,000.00;

     (b) (Debt to Capital Base) permit the aggregate amount of its senior indebtedness to be more than 2.0 times the amount of its tangible capital base through April 30, 1997 and 1.75 times thereafter;

     (c) (Current Ratio) permit its ratio of current assets to current liabilities to be less than 1.5 to 1;

     (d) (Minimum Net Earnings) permit a loss in excess of $100,000.00 as at the end of the fiscal period ending on July 31 in any fiscal year of Borrower, commencing with the fiscal period ending July 31, 1996, or permit its net after-tax cumulative earnings to be less than the following amounts for the following time periods:

                Minimum Cumulative Net
                  After Tax Earnings                  Time Period

                    $300,000.00          As at the end of the fiscal period
                                         ending on October 31 in any fiscal
                                         year of Borrower, commencing with the
                                         fiscal period ending October 31, 1996

                    $500,000.00          As at the end of the fiscal period
                                         ending on January 31 in any fiscal
                                         year of Borrower, commencing with the
                                         fiscal period ending January 31, 1997

                    $600,000.00          As at the end of the fiscal period
                                         ending on April 30 in any fiscal
                                         year of Borrower, commencing with the
                                         fiscal period ending April 30, 1997

     The covenants set forth in (a) and (d) shall be calculated on a combined basis with Rosalco. The covenants set forth in (b) and (c) shall be calculated on a consolidated basis for Jayark corporation and its subsidiaries.

     (e) (Subchapter S Corporation) if Borrower is a Subchapter S corporation, make distributions to its shareholders during any fiscal year of Borrower in an aggregate amount greater than the amount necessary to pay federal and state income taxes upon Borrower's undistributed income for such year;

     (f) (Disposition of Collateral) sell, assign, exchange or otherwise dispose of any of the Collateral (other than Inventory consisting of (i) scrap, waste, defective goods and the like; (ii) obsolete goods; (iii) finished goods sold in the ordinary course of business) or any interest therein to any individual, partnership, trust or other corporation; and
         (iv) Equipment which is no longer required or deemed necessary for the conduct of Borrower's business, so long as Borrower receives therefor a sum substantially equal to such Equipment's fair value, remits such sum to Bank in accordance with the terms of this Agreement or replaces such Equipment with other equipment of similar value which is subject to a first security interest in Bank's favor;

     (g) (Liens) create, permit to be created or suffer to exist any lien, encumbrance or security interest of any kind (LIEN) upon any of the Collateral or any other property of Borrower, now owned or hereafter acquired, except: (i) landlords', carriers', warehousemen's, mechanics' and other similar liens arising by operation of law in the ordinary course of Borrower's business; (ii) arising out of pledge or deposits under worker's compensation, unemployment insurance, old age pension, social security, retirement benefits or other similar legislation;
         (iii) purchase money Liens arising in the ordinary course of business (so long as the indebtedness secured thereby does not exceed the lesser of the cost or fair market value of the property subject thereto, and such Lien extends to no other property); (iv) those liens and encumbrances set forth on Schedule B annexed hereto; and (v) in favor of Bank;

     (h) (Dividends) pay any dividends on or make any distribution on account of (except, if Borrower is a Subchapter S corporation, consistent with paragraph (e) above) any class of Borrower's capital stock in cash or in property (other than additional shares of such stock), or redeem, purchase or otherwise acquire, directly or indirectly, any of such stock;

     (i) (Loans) make any loans or advances to any individual, partnership, trust or other corporation, including without limitation Borrower's directors, officers and employees, except advances to officers or employees with respect to expenses incurred by them in the ordinary course of their duties which are properly reimbursable by Borrower;

     (j) (Guarantees) assume, guaranty, endorse or otherwise become directly or contingently liable in respect of including without limitation by way of agreement, contingent, or otherwise, to purchase, provide funds to or otherwise invest in a debtor or otherwise to assure a creditor against loss), any indebtedness (except guarantees by endorsement of instruments for deposit or collection in the ordinary course of business and guarantees in favor of Bank) of any individual, partnership, trust or other corporation;

     (k) (Investments) (i) use any loan proceeds to purchase or carry any MARGIN STOCK (as defined in Regulation U of the Board of Governors of the Federal Reserve System) or (ii) invest in or purchase any stock or securities of any individual, partnership, trust or other corporation except (x) readily marketable direct obligations of, or obligations guaranteed by, the United States of America or any agency thereof or
         (y) time deposits with or certificates of deposit issued by the Bank;

     (l) (Transactions with Affiliates) enter into any lease or other transaction with any shareholder, officer or affiliate on terms any less favorable than those which might be obtained at the time from persons who (or entities which) are not such a shareholder, officer or affiliate;

     (m) (Subsidiaries) sell, transfer or otherwise dispose of any stock of any subsidiary of Borrower; or

     (n) (Mergers, consolidations or sales) (a) merge or consolidate with or into any corporation; (b) enter into any joint venture or partnership with any person, firm or corporation; (c) convey, lease or sell all or any material portion of its property or assets or business to any other person, firm or corporation, except for the sale of Inventory in the ordinary course of its business; or (d) convey, lease or sell any of its assets to any person, firm or corporation for less than the fair market value thereof.

For purposes of this section: TANGIBLE CAPITAL BASE shall mean Borrower's tangible net worth plus subordinated debt; SUBORDINATED DEBT shall mean debt which is specifically subordinated to all Obligations of the Borrower to the Bank including, without limitation, $500,000.00 of commercial paper, upon terms and conditions satisfactory to the Bank; TANGIBLE NET WORTH shall mean Borrower's stockholders' equity determined in accordance with generally accepted accounting principles, consistently applied, subtracting therefrom (i) intangibles (as determined in accordance with such principles so applied) and
(ii) accounts and indebtedness owing to Borrower from any employee or parent, subsidiary or other affiliate of Borrower; CAPITAL EXPENDITURES shall not be limited to amounts paid during such fiscal year and shall include, in the case of a purchase, the entire purchase price and, in the case of a capital lease

(but not an operating lease), the entire rental for the term; DISTRIBUTIONS shall mean all payment or distributions to shareholders in cash or in property other than reasonable salaries, bonuses and expense reimbursements; CURRENT ASSETS and CURRENT LIABILITIES shall be determined in accordance with generally accepted accounting principles consistently applied; INDEBTEDNESS shall mean
(i) all liabilities for borrowed money, for the deferred purchase price of property or services, and under leases which are or should be, under generally accepted accounting principles, recorded as capital leases, in respect of which a person or entity is directly or indirectly, absolutely or contingently liable as obligor, guarantor, endorser or otherwise, or in respect of which such person or entity otherwise assures a creditor against loss, (ii) all liabilities of the type described in (i) above which are secured by (or for which the holder has an existing right, contingent or otherwise, to be secured by) any lien upon property owned by such person or entity, whether or not such person or entity has assumed or become liable for the payment thereof, and (iii) all other liabilities or obligations which would, in accordance with generally accepted accounting principles, be classified as liabilities of such person or entity; AFFILIATE shall mean any person or entity (i) which directly or indirectly controls, or is controlled by or is under common control with the Borrower or a subsidiary, (ii) which directly or indirectly beneficially holds or owns five (5%) percent or more of any class of voting stock of the Borrower or any subsidiary, or (iii) five (5%) percent or more of the voting stock of which is directly or indirectly beneficially owned or held by the Borrower or a subsidiary; CONTROL shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of any person or entity, whether through the ownership of voting securities, by contract or otherwise; and SENIOR INDEBTEDNESS shall mean indebtedness minus subordinated debt.

15. DEFAULT. Nothing contained in this section, or elsewhere in this Agreement, shall affect the demand nature of such of the obligations as are by their terms, demand obligations, including, without limitation, loans and advances under this Agreement. The occurrence of an Event of Default shall not be a prerequisite for the Bank's making demand or requiring payment of such Obligations.

Upon the occurrence of any one or more of the following events (herein, EVENTS OF DEFAULT), any and all Obligations of the Borrower to the Bank shall become immediately due and payable, at the option of the Bank and without notice or demand. The occurrence of any such Event of Default shall also constitute, without notice or demand, a default under all other agreements between the bank and the Borrower and instruments and papers given the Bank by the Borrower, whether such agreements, instruments, or papers now exist or hereafter arise, namely:

     (a) The failure by the Borrower to pay upon demand any amount due under this Agreement.

     (b) The failure by the Borrower to pay upon demand (or when due, if not payable on demand) any other Obligations.

(c)   The failure by the
          Borrower to promptly, punctually and faithfully perform, or observe any term, covenant or agreement on its part to be performed or observed pursuant to any of the provisions of this Agreement.

     (d) The determination by Bank that any representation or warranty heretofore, now or hereafter made by the Borrower to Bank, in any documents, instrument, agreement, or paper was not true or accurate when given.

     (e) The occurrence of any event such that any indebtedness of the Borrower from any lender other than Bank could be accelerated, notwithstanding that such acceleration has not taken place.

     (f) The Occurrence of any event which would cause a lien creditor, as that term is defined in Section 9-301 of the Code, to take priority over advances made by Bank.

     (g) A filing against or relating to the Borrower of (i) a federal tax lien in favor of the United states of America or any political subdivision of the United States of America, or (ii) a state tax lien in favor of any state of United States of America or any political subdivision of any such state.

     (h) The occurrence of any event of default under Any agreement between Bank and the Borrower or instrument or paper given Bank by the Borrower, whether such agreement, instrument, or paper now exists or hereafter arises (notwithstanding that Bank may not have exercised its rights upon default under any such other agreement, instrument or paper).

     (i) Any act by, against, or relating to the Borrower, or its property or assets, which act constitutes the application for, consent to, or sufferance of the appointment of a receiver, trustee or other person, pursuant to court action or otherwise, over all, or any part of the Borrower's property.

     (j) The granting of any trust mortgage or execution of an assignment for the benefit of the creditors of the Borrower, or the occurrence of any other voluntary or involuntary liquidation or extension of debt agreement for the Borrower; the failure by the Borrower to generally pay the debts of the Borrower as they mature; adjudication of bankruptcy or insolvency relative to the Borrower; the entry of an order for relief or similar order with respect to the Borrower in any proceeding pursuant to Title 11 of the United States Code entitled BANKRUPTCY (the BANKRUPTCY CODE) or any other federal bankruptcy law;

          the filing of any complaint, application, or petition by or against the Borrower initiating any matter in which the Borrower is or may be granted any relief from the debts of the Borrower pursuant to the Bankruptcy Code or any other insolvency statute or procedure; the calling or sufferance of a meeting of creditors of the Borrower; the meeting by the Borrower of a formal or informal creditor's committee; the offering by or entering into by the Borrower of any composition, extension or any other arrangement seeking relief or extension for the debts of the Borrower, or the initiation of any other judicial or non-judicial proceeding or agreement by, against or including the Borrower which seeks or intends to accomplish a reorganization or arrangement with creditors.

     (k) The entry of any judgment against Borrower in excess of $50,000.00, which judgment is not satisfied or appealed from (with execution or similar process stayed) within fifteen (15) days of its entry.

     (l) The occurrence of any event or circumstance with respect to the Borrower such that Bank shall believe in good faith that the prospect of payment of all or any part of the Obligations or the Performance by the Borrower under this Agreement or' any other agreement between the Bank and the Borrower is impaired or there shall occur any material adverse change in the business or financial condition of the Borrower which differs from that which has been represented by the Bank in conjunction with the financing arrangements evidenced by this Agreement.

     (m) The entry of any court order which enjoins, restrains or in any way prevents the Borrower from conducting all or any part of its business affairs in the ordinary course of business.

     (n) The service of any process upon Bank seeking to attach by trustee process any funds of the Borrower on deposit with Bank.

     (o) Any change in the identity, authority or responsibilities of any person having management or policy authority with respect to the Borrower and/or any direct or indirect change in the ownership of the capital stock of the Borrower from that existing at the execution of this Agreement.

     (p) The occurrence of any uninsured loss, theft, damage or destruction to any material asset(s) of the Borrower.

     (q) Any act by or against, or relating to the Borrower or its assets pursuant to which any creditor of the Borrower seeks to reclaim or repossess or reclaims or repossesses all or a portion of the Borrower's assets.

     (r) The death, termination of existence, dissolution, or liquidation of the Borrower or the ceasing to carry on actively any substantial part of the Borrower's current business.

     (s) This Agreement shall, at any time after its execution and delivery and for any reason, cease (i) to create a valid and perfected first priority security interest in and to the property purported to be subject to this Agreement; or (ii) to be in full force and effect or shall be declared null and void, or the validity or enforceability hereof shall be contested by the Borrower or any guarantor of the Borrower denies it has any further liability or obligation hereunder.

     (t) Any of the following events occur or exist with respect to the Borrower or any ERISA affiliate: (i) any PROHIBITED TRANSACTION (as defined in Section 406 of ERISA or Section 4975 of the Internal Revenue Code) involving any Plan; (ii) any REPORTABLE EVENT (as defined in Section 4043 of ERISA and the regulations issued under such Section) shall occur with respect to any Plan, which give rise to a potential claim by PBGC; (iii) The filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance exists which might constitute grounds entitling the Pension Benefit Guaranty Corporation (PBGC) to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution by the PBGC of any such proceedings; (v) or partial withdrawal under section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency, or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, could in the opinion of the Bank subject the 3orrower to any tax, penalty, or other liability to a Plan, a Multiemployer Plan, the PBGC, or otherwise.

     (u) The occurrence of any of the foregoing Events of Default with respect to any guarantor, endorser, or surety to Bank of the obligations, as if such guarantor, endorser or surety, were the BORROWER described therein.

     (v)  The termination of any guaranty by any guarantor of the Obligations.

     (w) The attachment of any security interest, lien or mortgage upon property of the Borrower not in favor of the Bank, without the Bank's prior written consent.

     (x) The occurrence of an Event of Default under or termination for any reason of that certain Loan and Security Agreement (All Assets) between Rosalco and the Bank of even date.

     Upon the occurrence of an Event of Default, Bank may declare any obligation Bank may have hereunder to be cancelled, declare all Obligations of Borrower to be due and payable and proceed to enforce payment of the Obligations and to exercise any and. all of the rights and remedies afforded to Bank by the Uniform Commercial Code or under the terms of this Agreement or otherwise.

     In addition, upon the occurrence of an Event Of Default, it Bank proceeds to enforce payment of the obligations, Borrower shall be obligated to deliver to Bank cash collateral in an amount equal to the aggregate amounts then undrawn on all outstanding letters of credit or acceptances issued or guaranteed by Bank for the account of Borrower, and Bank may proceed to enforce payment of the same and to exercise all rights and remedies afforded to Bank by the Uniform Commercial Code or under the terms of this Agreement or otherwise. Upon the occurrence of, and during the continuance of, an Event of Default, the Borrower, as additional compensation to the Bank for its increased credit risk, promises to pay interest on all Obligations (including, without limitation, principal, whether or not past due, past due interest and any other amounts past due under this Agreement) at a per annum rate of three (3%) percent greater than the rate of interest then specified in Section 5 of this Agreement.

16. PROCESSING AND SALES OF INVENTORY. So long as Borrower is not in default hereunder, Borrower shall have the right, in the regular course of business, to process and sell Borrower's Inventory. A sale in the ordinary course of business shall not include a transfer in total or partial satisfaction of a debt.

17. CONSENT TO JURISDICTION. Borrower and Bank agree that any action or proceeding to enforce or arising out of this Agreement may be commenced in any court of the Commonwealth of Massachusetts sitting in the counties of Suffolk or Middlesex, or in the District Court of the United States for the District of Massachusetts, and Borrower waives personal service of process and agrees that a summons and complaint commencing an action or proceeding in any such court shall be properly served and confer personal jurisdiction if served by registered or certified mail to Borrower, or as otherwise provided by the laws of the commonwealth of Massachusetts or the United States of America.

18. TERMINATION. This Agreement may be terminated at any time by either party giving written notice of termination to the other party; provided, however, that unless and until all loans made by the Bank to the Borrower hereunder and all other obligations or commitments of the Bank under which an Obligation could arise, outstanding as of the time of giving or receipt as the case may be, of such notice by the Bank have been paid in full, such termination shall in no way affect the security interest or other rights and powers herein granted to the Bank, and until such payment in full the security interest of the Bank in all Inventory, Accounts and other Collateral of the Borrower, whether existing as of the time of such termination or thereafter arising, and al1 rights and powers herein granted to the Bank in respect thereof shall remain in full force and effect. Until all of the Obligations of Borrower to Bank have been fully paid and satisfied and all commitments of the Bank under which an obligation could arise have expired, Borrower shall continue to assign Accounts to Bank, turn over all collections to the Bank in kind and otherwise fully comply with the terms and conditions of this Agreement as herein provided. Prior to such payment in full of all of the Obligations of Borrower to Bank, this Agreement shall be a continuing agreement in every respect.

19. MISCELLANEOUS.

     (a) No delay or omission on the part of Bank in exercising any rights shall operate as a waiver of such right or any other right. Waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion. All Bank's rights and remedies, whether evidenced hereby or by any other agreement, instrument or paper, shall be cumulative and may be exercised singularly or concurrently.

     (b) Bank is authorized to make loans under the terms of this Agreement upon the request, either written or oral, in the name of Borrower or any authorized person whose name appears at the end of this Agreement or of any of the following named person, or persons, from time to time, holding the following offices of Borrower, President, Treasurer and such other officers and authorized signatories as may from time to time be set forth in separate banking and borrowing resolutions.

     (c) If at any time or times by assignment or otherwise, the Bank assigns this Agreement, such assignment shall carry with it the Bank's powers and rights under this Agreement, and the transferee shall become vested with said powers and rights whether or not they are specifically referred to in the transfer. Bank shall notify Borrower of any assignment, partial assignment or transfer by the Bank of this Agreement or of the Obligations of Borrower.

     (d) Borrower agrees that any and all loans made by Bank to Borrower or for its account under this Agreement shall be conclusively deemed to have been authorized by Borrower and to have been made pursuant to duly authorized requests therefor on its behalf.

     (e) Unless otherwise defined in this Agreement, capitalized words shall have the meanings set forth in the Uniform Commercial Code as in effect in the Commonwealth of Massachusetts as of the date of this Agreement.

     (f) Paragraph and section headings used In this Agreement are for convenience only, and shall not effect the construction of this Agreement. If one or more provisions of this Agreement (or the application thereof) shall be invalid, illegal or unenforceable in any respect in any jurisdiction, the same shall not, invalidate or render illegal or unenforceable such provision (or its application) in any other jurisdiction or any other provision of this Agreement (or its
          application).   This Agreement is the entire agreement of the parties
          with respect to the subject matter hereof and supersedes any prior written or verbal communications or instruments relating thereto.

     (g) All notices and other communications hereunder shall be made by telegram, telex, electronic transmitter, overnight air courier, or certified or registered mail, return receipt requested, and shall be deemed to be received by the party to whom sent one business day after sending, if sent by telegram, telex, electronic transmitter, or overnight air courier, and three business days after mailing if sent by certified or registered mail. All such notices and other communications to a party hereto shall be addressed to such party at the address set forth at the end of this Agreement or to such other address as such party may designate for itself in a notice to the other party given in accordance with this section.

     (h) The laws of Massachusetts shall govern the construction of this Agreement and the rights and duties of the parties hereto. This Agreement shall take effect as a sealed instrument.

          Witnessed by:                 AVES AUDIO VISUAL SYSTEMS, INC.

          John H. Hartman               By: David L. Koffman, Vice President

                                        Address: P.O. Box 741528
                                                 Houston, TX 77274


                                        STATE STREET BANK AND TRUST COMPANY

                                        By: John D. Gaziano, Jr., Vice President

                                        Address: 225 Franklin Street
                                                 Boston, MA 02110

SCHEDULES

The following Schedules to the within Inventory and Accounts Receivable Security Agreement are respectively described in the section indicated. Those Schedules in which no information has been inserted shall be deemed to read NONE.

                                   SCHEDULE A
                      Borrower's Places of Business (S3)
                                                         Property Located
        Address                                          At Such Address
        -------                                          ----------------


                                   SCHEDULE B
                    Other Encumbrances and Liens (S4(e)(i)

        Secured Party              Description           Payment Terms and
        or Mortgagee              of Collateral          Dates of Maturity
        -------------             -------------          -----------------


                                   SCHEDULE C
                                Leases (S4(e)(ii)

                      Description          Date of Lease        Rental
        Lessor        of Property            and Term           Payable
        ------        -----------          -------------        -------

                                   EXHIBIT A
                               CERTIFICATE AS TO
                         COLLATERAL AND BORROWING BASE

Pursuant to a Loan and Security Agreement (All Assets) dated as of _________, 1996 (the AGREEMENT) between the undersigned (the BORROWER) and State Street Bank and Trust Company (the BANK), the undersigned has the following loans and letters of credit outstanding:

        Loans:                       $____________

        Letters of Credit including
        Standby Letters of Credit:   $____________

        Total:                                     $____________

and hereby confirms to Bank its security interest pursuant to the Agreement in all of Borrower's Inventory, including that recently acquired, Accounts, including those newly created, and all other Collateral, regardless of when such Collateral arose or was acquired by Borrower, and further certifies to Bank as follows:

        1. Total value of Qualified Accounts Receivable on _________, 199__:

        A. All Accounts:                                           $_________

        B. Non-Qualified Accounts:                                 $_________

        C. Item 1A minus Item 1B:                                  $_________

        D. 80% of Item 1C:                                         $_________

        2. Borrowing Base:

        A. Item 1D:                                                $_________

        B. $1,500,000.00                                           $_________

        C. Amount Available to Borrower (the lesser of Item 2A
           or Item 2B):                                            $_________

        D. Less Total Outstanding Obligations (including Letters
           of Credit):                                             $_________

        E. Available Funds to Borrower (Item 2C minus Item 2D):    $_________

        Executed and sealed this _____ day of _________, 199__.

                                                 AVES AUDIO VISUAL SYSTEMS, INC.

                                                 By:________________

EXHIBIT 10(23)

September  20, 1996

Rosalco, Inc.
257 America Place
Jeffersonville, IN 47130

Attn: Mr. David L. Koffman, President

Re: First Amendment of Loan and Security Agreement (All Assets) dated April 29,
    1996

Gentlemen:

Reference is made to that certain Loan and Security Agreement (All Assets) dated April 29, 1996 (the AGREEMENT) by and between Rosalco, Inc. (the BORROWER) and State Street Bank and Trust Company (the BANK).

Notwithstanding the provisions of the Agreement to the contrary, the Agreement is hereby amended, effective immediately, as follows:

     1. All capitalized terms used herein, unless otherwise defined, shall have the meanings ascribed to them in the Agreement.

     2. Paragraphs 5(a) and 5(b) of the Agreement are hereby deleted in their entirety and the following new Paragraphs 5(a) and 5(b) substituted therefor:

        " 5. LOANS.

        (a) Subject to the terms and provisions of this Agreement, the Bank hereby establishes a revolving line of credit in Borrower's favor in the amount set forth below, as determined by Bank from time to time hereafter. From time to time upon Borrower's request, so long as the sum of the aggregate principal amount of all loans outstanding and the requested loan does not exceed the lesser of (i) the Borrowing Base (as defined below) or (ii) the Credit Limit (as defined below) , Bank shall make such loan, absent demand or the occurrence of an Event of Default or an event, which, with notice or the lapse of time or both, would constitute an Event of Default. Without limiting the demand feature of any loans that Bank does make hereunder, Borrower agrees that the aggregate unpaid principal of all loans outstanding at any one time shall not exceed the Borrowing Base. The term BORROWING BASE as used herein shall mean the sum of the following:

            (1) ninety (90%) percent of the unpaid face amount of all Qualified
                Accounts (as defined below) which are rated one or two by Dunn and Bradstreet; PLUS

            (2) eighty (80%) percent of the unpaid face amount of all Qualified
                Accounts which are not rated one or two by Dunn and Bradstreet; PLUS

            (3) ninety (90%) percent of the unpaid face amount of all Accounts which have not yet been earned by performance but which are supported by letters of credit; PLUS

            (4) the lesser of (i) Five Million ($5,000,000.00) Dollars from the date hereof through and including April 30, 1996, Four Million Five Hundred Thousand ($4,500,000.00) Dollars from May 1, 1996 through and including November 30, 1996 and Four Million ($4,000,000.00) Dollars thereafter or (ii) forty-five (45%) percent of all Eligible inventory (as defined below) through and including October 31, 1996 and forty (40%) percent of all Eligible Inventory thereafter consisting of finished goods located in warehouses, in transit or which have been ordered pursuant to a purchase order backed by a letter of credit issued by Bank, but which has not yet been negotiated (exclusive of Inventory in Transit covered by subsection (3) above); MINUS

            (5) one hundred (100%) percent of (i) the aggregate amount then undrawn on all outstanding letters of credit issued by Bank for the account of Borrower; and (ii). all outstanding Banker's acceptances issued by Bank for the account of Borrower;

                but in no event shall the sum of all loans plus the sum of the aggregate amount undrawn on all letters of credit and acceptances be in excess of the Credit Limit (as defined below), or such other sum as may from time to time be fixed by the Bank upon notice to Borrower. All such loans shall bear interest and at the option of Bank shall be evidenced by demand notes in form satisfactory to Bank, but in the absence of notes shall be conclusively evidenced by the Bank's record of disbursements and repayments and shall be payable ON DEMAND. Interest will be charged to Borrower at a fluctuating rate which is the daily equivalent to the Prime Rate in effect from time to time, plus one and three-quarters (1.75%) percent per annum or at such other rate agreed on from time to time by the parties, upon any balance owing to Bank at the close of each day and shall be payable monthly in arrears, on the first day of each month, until the Bank makes demand. The rate of interest payable by Borrower shall be changed effective as of that date in which a change in the Prime Rate becomes effective. Interest shall be computed on the basis of the actual number of days elapsed over a year of three hundred sixty (360) days. The term PRIME RATE as used herein and in any supplement and amendment hereto shall mean the rate of interest announced by Bank in Boston as its Prime Rate.

        (b) The term CREIDT LIMIT as used herein shall mean an amount equal to Eleven Million ($11,000,000.00) Dollars through and including October 31, 1996 and Ten Million ($10,000,000.00) Dollars thereafter. "

     3. Paragraphs 14(b), 14(c) and 14(d) of the Agreement are hereby deleted in their entirety and the following new Paragraphs 14(b), 14(c) and 14(d) substituted therefor:

          " (b) (Debt to Capital Base) permit the aggregate amount of its senior indebtedness to be more than 2.0 times the amount of its tangible capital base through April 30, 1997 and 1.75 times thereafter;

            (c) (Current Ratio) permit its ratio of current assets to current liabilities to be less than 1.5 to 1;

(d) permit a loss in
                excess of $100,000 00 as at the end of the fiscal period ending on July 31 in any fiscal year of Borrower, commencing with the fiscal period ending July 31, l996, or permit its net after tax cumulative earnings to be less than the following amounts for the following time periods:

                   Minimum Cumulative Net
                     After Tax Earninqs             Time Period

                        $300,000.00          As at the end of the fiscal period
                                             ending an October 31 in any fiscal
                                             year of Borrower, commencing with
                                             the fiscal period ending October
                                             31,  1996

                        $500,000.00          As at the end of the fiscal period
                                             ending on January 31 in any fiscal
                                             year of Borrower, commencing with
                                             the fiscal period ending January
                                             31, 1997

                        $600,000.00          As at the end of the fiscal period
                                             ending on April 30 in any fiscal
                                             year of Borrower, commencing with
                                             the fiscal period ending April 30,
                                             1997

     The covenants set forth in (a) and (d) shall be calculated an a combined basis with AVES. The covenants set forth in (b) and (c) shall be calculated on a consolidated basis for Jayark Corporation and its subsidiaries. "

     4. The defined term INDEBTEDNESS appearing at the end of Paragraph 14 of the Agreement on Page 20 thereof, is hereby amended to indicate that the Borrower's indebtedness to________ in the original principal amount of $1,700,000.00 shall be excluded from that definition (and the financial covenants calculated pursuant thereto) through and includinq April 30, 1997. Thereafter, if that debt remains outstanding, it should be included within the term INDEBTEDNESS.

     5. The address for the Borrower set forth on the signature page (Page 26) of the Agreement is hereby revised to reflect the Borrower's principal place of business at 257 American Place, Jeffersonville, Indiana 47130.

     6. Schedule A, Schedule B, and Schedule C appearing on page 27 of the Agreement are hereby deleted in their entirety and the Schedule A, Schedule B, and Schedule C attached hereto are substituted therefor.

        Except as specifically amended hereby, the Agreement remains in full force and effect and the Borrower hereby reaffirms all representations and warranties therein, as of the date hereof.

        Please acknowledge your assent and agreement to the matters contained herein by signing this letter in the space provided and returning it to the undersigned, whereupon it shall take effect as an instrument under seal.

                                        Very truly yours,
                                        STATE STREET BANK AND TRUST COMPANY

                                        By: John D. Gaziano, Jr., Vice President


        ACCEPTED AND AGREED TO:

        ROSALCO, INC.

        By: David L. Koffman, President

SCHEDULES

The following Schedules to the within Inventory and Accounts Receivable Security Agreement are respectively described in the section indicated. Those Schedules in which no information has been inserted shall be deemed to read NONE.

                                SCHEDULE A
                    Borrower's Places of Business (S3)

                                                 Property Located
              Address                            At Such Address
              -------                            ----------------


                                SCHEDULE B
                  Other Encumbrances and Liens (S4(e)(i)

      Secured Party             Description             Payment Terms and
      or Mortgagee             of Collateral            Dates of Maturity
      -------------            -------------            -----------------


                                SCHEDULE C
                             Leases (S4(e)(ii)

                    Description          Date of Lease          Rental
    Lessor          of Property            and Term             Payable
    ------          -----------          -------------          -------

EXHIBIT 10(24)
EXTENSION OF MATURITY OF
JAYARK CORPORATION 12% CONVERTIBLE SUBORDINATED
DEBENTURES DATED APRIL 30,1990

Each of the undersigned, who together are the holders of all of the outstanding 12% convertible subordinated debentures (the "Debentures') of Jayark Corporation, a Delaware corporation, originally due to mature on December 31, 1994, and extended to mature on December 31, 1995 by extension agreement dated April 30, 1994, hereby agrees to further extend the maturity of all Debentures held by such undersigned party for a penod of three additional years or December 31, 1999. In all other respects the provisions, terms and conditions of the Debentures remain unchanged and in full force and effect.

Executed as of December 31, 1995.

David L. Koffman

Frank Rabinovitz

CCB Associates, L.P.
By:  CLR Operating Corp. General Partner
By:

Sonny Samuels