Form 10-Q/A
period 1996-07-31
JAYARK CORP
filed 1996-10-28
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 1996 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the following dates:
             Class              Outstanding at 7/31/96
   Common Stock $0.30 Par Value        7,978,799

Item 1. Financial Statements.
Part I.
Item 1
JAYARK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars Expressed In Thousands)

                                                       7/31/96      4/30/96
                                                     (Unaudited)   (Audited)
Assets
Current Assets
        Cash and Cash Equivalents                             $0      $533,676
        Accounts Receivable - Less Allowance For       6,681,489     6,029,889
           Doubtful Accounts of $743,861 in July
           1996 and $808,427 in April 1996
        Other Accounts Receivable                        452,493       478,120
        Federal and State Income Taxes Refundable        695,501       695,501
        Inventories                                    7,465,317     8,654,377
        Deferred Federal Income Taxes                    295,798       295,798
        Other Current Assets                             293,471       303,436
                                                     ------------  ------------
Total Current Assets                                  15,884,069    16,990,797

Non Current Assets
        Property & Equipment, Less Accumulated           765,952       781,266
           Depreciation and Amortization
        Excess Cost Over Net Assets of Bus Acquired,     305,623       311,461
           Less Accum Amortization of $426,315 in
           July 1996 and $420,975 in April 1996
        Deferred Federal Income Taxes                     51,851        52,063
                                                     ------------  ------------
Total Non Current Assets                               1,123,426     1,144,790
                                                     ------------  ------------
Total Assets                                         $17,007,495   $18,135,587
                                                     ============  ============
Liabilities
Current Liabilities
        Notes Payable & Lines of Credit               $8,852,651    $9,051,585
        Notes Payable to Related Parties                 500,000       500,000
        Current Maturities of Long Term Debt                   0        38,558
        Accounts Payable                               1,565,779     1,829,131
        Accrued Salaries and Deferred Compensation       215,376       128,990
        Commissions Payable                              153,489       280,630
        Accrual Related to LCL Investment                447,306     1,202,624
        Other Current Liabilities                      1,081,885       546,621
                                                     ------------  ------------
Total Current Liabilities                             12,816,486    13,578,139

Non Current Liabilities
        Long Term Debt, Excluding Current Maturities      14,019        72,020
        Subordinated Debentures                        1,400,000     1,400,000
        Other Long Term Liab, Related to LCL Investmt    470,000       500,000
                                                     ------------  ------------
Total Non Current Liabilities                          1,884,019     1,972,020
                                                     ------------  ------------
Total Liabilities                                     14,700,505    15,550,159

Commitments

Stockholders' Equity
        Common Stock of $.30 Par Value. Authorized     2,393,639     2,393,639
        10,000,000 Shares; Issued 7,978,799 Shares
        in 1996 and 7,978,799 Shares in 1995
        Additional Paid-In Capital                     7,966,730     7,966,730
        Deficit                                       (8,053,379)   (7,774,941)
                                                     ------------  ------------
Total Stockholders' Equity                             2,306,990     2,585,428
                                                     ------------  ------------
Total Liabilities & Stockholders' Equity             $17,007,495   $18,135,587
                                                     ============  ============

See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars Expressed in Thousands Except per Share Data)
(Unaudited)

                               Three Months Ended
                              7/31/96      7/31/95

Net Revenues                  $12,773,399   $9,839,000

Costs & Expenses
        Cost of Revenues       10,386,483    7,601,000
        Selling, General & Adm  2,431,738    2,133,000
        Interest                  292,661      308,000
        Other Income              (59,433)           0
                              ------------ ------------
Total Costs & Expenses         13,051,449   10,042,000
                              ------------ ------------
Net Income (Loss)               ($278,050)   ($203,000)
                              ------------ ------------
Earnings (Loss) per Com Share      ($0.03)      ($0.03)
                              ============ ============

Weighted Average Com Shares     7,978,799    7,402,712
                              ============ ============

See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For The Three Months Ended
(Dollars Expressed in Thousands)
(Unaudited)

                                                     7/31/96         7/31/95
Cash Flows From Operating Activities:
   Net Income (Loss)                                   ($278,050)     ($203,000)
Adjustments to Reconcile Earnings (Loss) to Cash
  From Operating Activities:
Depreciation and Amortization of Property and Equip       40,196         73,000
Amortization of Excess of Cost Over Net Assets of          5,340          5,000
  Businesses Acquired
Changes In Assets and Liabilities Net of Effects
  From Acquisition of Subs:
   (Incr) Decr In Deferred Fed Inc Tax Exp (Benefit)         110              0
   (Incr) Decr In Accounts Receivable Net               (625,973)      (890,000)
   (Incr) Decr In Inventories                          1,189,060          7,000
   (Incr) Decr In Other Current Assets                     9,965         73,000
   (Incr) Decr In Accounts Payable                      (263,352)       765,000
   (Incr) Decr In Federal & State Income Tax Payable           0       (557,000)
   (Incr) Decr In Accr Salaries & Deferred Comp           86,386        (27,000)
   (Incr) Decr In Commissions Payable                   (127,141)             0
   (Incr) Decr In Other Liabilities                     (249,842)       703,000
                                                     ------------   ------------
Net Cash Provided By (Used In) Operating Activities     (213,301)       (51,000)
                                                     ------------   ------------
Cash Flows From Investing Activities:
   Capital Expenditures for Property and Equip           (24,882)       (66,000)
   Invest In & Advances In Certain Assets Acq                  0       (898,000)
                                                     ------------   ------------
Net Cash Provided By (Used In) Investing Activities      (24,882)      (964,000)
                                                     ------------   ------------
Cash Flows From Financing Activities:
   Payment of Long Term Debt                             (96,559)         4,000
   Proceeds (Payments) From Issue of Notes Pay          (198,934)       238,000
                                                     ------------   ------------
Net Cash Provided By (Used In) Financing Activities     (295,493)       242,000
                                                     ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents    (533,676)      (773,000)
Cash & Equivalents at Beginning ofYear                   533,676      1,177,000
                                                     ------------   ------------
Cash & Equivalents at End of Year                             $0       $404,000
                                                     ============   ============

Supplemental Disclosures of Cash Flow Information:
   Cash Paid For:
      Interest                                          $292,661       $308,000
                                                     ============   ============
      Income Taxes                                             0              0
                                                     ============   ============
   Non-Cash Transactions:
      Common Stock Issued in Connection With LCL Inv           0      1,157,000
                                                     ============   ============

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

1. The consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of July 31, 1996, and the related consolidated statements of operations and cash flows for the three months ended July 31, 1996 and 1995 are unaudited. The consolidated balance sheet as of April 30, 1996 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1996, included in the Company's report on Form 10-K.

2. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.

3. Certain reclassifications have been made in the 1995 financial statements to conform them to and make them consistent with the presentation used in the 1996 financial statements.

Item 2.
Management's Discussion & Analysis of Results of Operations

Three Months Ended July 31, 1996 as compared to July 31, 1995

NET REVENUES
        Consolidated Revenues of $12,773,000 represents an increase of $2,934,000, or 29.8%, as compared to the same period in 1995. The Audio Visual subsidiary's revenues increased $149,000, or 5.1%, compared to last year. The Household subsidiary's revenues increased $2,785,000, or 40.3%, as compared to the same period last year. This significant increase is a result of the bulk sale of certain slow moving inventory, the majority of which was sold in this quarter. They have also recently added two new high volume customers.

COST OF REVENUES
        Consolidated Cost of Revenues of $10,386,000 increased $2,785,000, or 36.6%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $157,000, or 6.4%, associated with the increase in sales. The cost of revenues for the Household subsidiary increased $2,628,000, or 50.8%, associated with the increase in sales.

GROSS MARGIN
        Consolidated Gross Margin of $2,387,000 was 18.7% of revenues, as compared to 22.7% for the same period last year. The Audio Visual subsidiary decreased its margin by 1.1% as compared with the same period last year. Household subsidiary margin decreased by 5.6% due to a very small margin obtained from the bulk sale of certain slow moving inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        Consolidated Expenses of $2,432,000 increased as compared to the same period last year. The Audio Visual subsidiary expenses decreased 0.1%, when compared to the same period last year. Household subsidiary expenses increased 13.4%. This increase was due to higher payroll costs and commissions on higher sales. An increase in corporate expenses of 74.2% accounted for the balance of the change in expenses and was due to increased operating expenses.

INTEREST EXPENSE
        Consolidated Interest Expense of $293,000 decreased $15,000, or 5.0% due to decreased levels of borrowings.

NET INCOME
        Consolidated Net Losses of ($278,000) was incurred compared to a net loss of ($203,000) during the same period last year primarily because of increased operating costs.

LIQUIDITY AND CAPITAL RESOURCES
        Working capital amounted to $3,068,000 at July 31, 1996, compared to $3,413,000 at April 30, 1996. The decrease is principally due to the loss during the period.

In January of 1992, the Company renewed and extended a financing arrangement with State Street Bank and Trust Company to make available a total of $20,300,000 in combination of revolving lines of credit and term loans. Over the course of the next several years, the financing arrangement was amended with availability ranging from $13,000,000 to $16,325,000.

The current financing arrangement was further amended in April 1996. The loan agreement was revised to reflect the renewal and extension of the maturity dates of lines of credit to April 1997, to approve the repayment schedule of the Company's subordinated convertible debentures, to reflect the payoff of the term loans, and to make available a total of $11,500,000 maximum in revolving lines of credit. Rosalco has a line of $10,000,000 and AVES has a line of $1,500,000, with interest charged at prime plus 1 3/4% for Rosalco, and prime plus 1% for AVES.

In September 1996, the current financing arrangement was further amended to increase Rosalco's line of credit to $11,000,000. The $1,000,000 seasonal overadvance is available through October 31, 1996, and thereafter the line of credit reverts back to $10,000,000. In consideration for the seasonal advance, certain related parties advanced an adiitional $500,000 to the Company in September 1996, which was applied to Rosalco's outstanding line of credit. The related party advances now totaling $1,000,000 are payable on demand and interest is paid monthly at prime plus 2 1/2%.

A combination of funds available through line of credit sources, anticipated cash flows from operations and existing cash balances is expected to provide adequate funds to meet planned requirements for the coming year.

PART II. OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K.

(a) Exhibits - None

(b) Report on Form 8-K - May 3, 1996

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JAYARK CORPORATION

Registrant

        /S/ David L. Koffman                               September 30, 1996

        David L. Koffman, President
        Chief Executive Officer

        /S/ Robert C. Nolt                                 September 30, 1996

        Robert C. Nolt
        Chief Financial Officer

Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]
<MULIPLIER>                       1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/97
[PERIOD-START]                  05/01/96
[PERIOD-END]                    07/31/96
[PERIOD-TYPE]                      3-mos
[EXCHANGE-RATE]

[CASH]                                 0
[SECURITIES]                           0
[RECEIVABLES]                      7,878
[ALLOWANCES]                        (744)
[INVENTORY]                        7,465
[CURRENT-ASSETS]                  15,884
[PP&E]                             2,079
[DEPRECIATION]                    (1,313)
[TOTAL-ASSETS]                    17,007
[CURRENT-LIABILITIES]             12,816
[BONDS]                                0
[COMMON]                           2,394
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[OTHER-SE]                             0
[TOTAL-LIABILITY-AND-EQUITY]      17,007
[SALES]                           12,773
[TOTAL-REVENUES]                  12,773
[CGS]                             10,386
[TOTAL-COSTS]                     10,386
[OTHER-EXPENSES]                   2,372
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                   293
[INCOME-PRETAX]                     (278)
[INCOME-TAX]                           0
[INCOME-CONTINUING]                 (278)
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                        (278)
[EPS-PRIMARY]                      -0.03
[EPS-DILUTED]                      -0.03