Form 10-Q
period 1996-10-31
JAYARK CORP
filed 1996-12-12
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 1996 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to

        0-3255
(Commission File Number)

       JAYARK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE                                        13-1864519
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

YES [X ] NO [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the following dates:
             Class              Outstanding at 10/31/96
   Common Stock $0.30 Par Value        9,221,199

Item 1. Financial Statements.
Part I.
Item 1
JAYARK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars Expressed In Thousands)

                                                      10/31/96      4/30/96
                                                     (Unaudited)   (Audited)
Assets
Current Assets
        Cash and Cash Equivalents                       $705,458      $533,676
        Accounts Receivable - Less Allowance For       7,312,751     6,029,889
           Doubtful Accounts of $749,490 in October
           1996 and $808,427 in April 1996
        Other Accounts Receivable                        394,981       478,120
        Federal and State Income Taxes Refundable        695,501       695,501
        Inventories                                    8,044,575     8,654,377
        Deferred Federal Income Taxes                    295,798       295,798
        Other Current Assets                             283,201       303,436
                                                     ------------  ------------
Total Current Assets                                  17,732,265    16,990,797

Non Current Assets
        Property & Equipment, Less Accumulated           760,051       781,266
           Depreciation and Amortization
        Excess Cost Over Net Assets of Bus Acquired,     300,284       311,461
           Less Accum Amortization of $432,364 in
           October 1996 and $420,975 in April 1996
        Deferred Federal Income Taxes                     51,851        52,063
                                                     ------------  ------------
Total Non Current Assets                               1,112,186     1,144,790
                                                     ------------  ------------
Total Assets                                         $18,845,451   $18,135,587
                                                     ============  ============
Liabilities
Current Liabilities
        Notes Payable & Lines of Credit               $8,995,671    $9,051,585
        Notes Payable to Related Parties               1,000,000       500,000
        Current Maturities of Long Term Debt                   0        38,558
        Accounts Payable                               3,409,921     1,829,131
        Accrued Salaries and Deferred Compensation       264,822       128,990
        Commissions Payable                              219,871       280,630
        Accrual Related to LCL Investment                163,692     1,202,624
        Other Current Liabilities                        541,835       546,621
                                                     ------------  ------------
Total Current Liabilities                             14,575,812    13,578,139

Non Current Liabilities
        Long Term Debt, Excluding Current Maturities      14,019        72,020
        Subordinated Debentures                        1,400,000     1,400,000
        Other Long Term Liab, Related to LCL Investmt          0       500,000
                                                     ------------  ------------
Total Non Current Liabilities                          1,414,019     1,972,020
                                                     ------------  ------------
Total Liabilities                                     16,009,831    15,550,159

Commitments

Stockholders' Equity
        Common Stock of $.30 Par Value. Authorized     2,766,359     2,393,639
        10,000,000 Shares; Issued 9,221,199 Shares
        in 1996 and 7,978,799 Shares in 1995
        Additional Paid-In Capital                     8,066,122     7,966,730
        Deficit                                       (7,997,861)   (7,774,941)
                                                     ------------  ------------
Total Stockholders' Equity                             2,834,620     2,585,428
                                                     ------------  ------------
Total Liabilities & Stockholders' Equity             $18,845,451   $18,135,587
                                                     ============  ============

See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars Expressed in Thousands Except per Share Data)
(Unaudited)

                               Three Months Ended         Six Months Ended
                             10/31/96     10/31/95     10/31/96     10/31/95

Net Revenues                 $16,252,180  $11,107,738  $29,025,580  $20,965,738

Costs & Expenses
        Cost of Revenues      13,158,396    8,552,548   23,544,878   16,116,548
        Selling, Gen & Admin   2,765,963    2,370,051    5,205,754    4,704,684
        Interest                 291,419      299,998      576,029      465,563
        Other Income             (19,116)     (75,000)     (78,549)     (75,000)
                             ------------ ------------ ------------ ------------
Total Costs & Expenses        16,196,662   11,147,597   29,248,112   21,211,795
                             ------------ ------------ ------------ ------------
Net Income (Loss)               ($55,518)    ($39,859)   ($222,532)   ($246,057)
                             ------------ ------------ ------------ ------------
Earnings (Loss) per Com Share      $0.01        $0.00       ($0.03)      ($0.03)
                             ============ ============ ============ ============

Weighted Average Com Shares    8,802,563    7,978,799    8,390,681    7,690,756
                             ============ ============ ============ ============

See accompanying notes to consolidated financial statements.

JAYARK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For The Three Months Ended
(Dollars Expressed in Thousands)
(Unaudited)

                                                     10/31/96        10/31/95
Cash Flows From Operating Activities:
   Net Income (Loss)                                   ($222,532)     ($246,057)
Adjustments to Reconcile Earnings (Loss) to Cash
  From Operating Activities:
Depreciation and Amortization of Property and Equip      103,170        131,000
Amortization of Excess of Cost Over Net Assets of         10,889         11,000
  Businesses Acquired
Changes In Assets and Liabilities Net of Effects
  From Acquisition of Subs:
   (Incr) Decr In Deferred Fed Inc Tax Exp (Benefit)         212              0
   (Incr) Decr In Accounts Receivable Net             (1,200,035)      (843,000)
   (Incr) Decr In Inventories                            609,802     (2,120,000)
   (Incr) Decr In Other Current Assets                    20,235          7,943
   (Incr) Decr In Accounts Payable                     1,580,790      1,916,000
   (Incr) Decr In Federal & State Income Tax Payable           0       (550,000)
   (Incr) Decr In Accr Salaries & Deferred Comp          135,832        (21,000)
   (Incr) Decr In Commissions Payable                    (60,759)             0
   (Incr) Decr In Other Liabilities                   (1,071,394)       720,000
                                                     ------------   ------------
Net Cash Provided By (Used In) Operating Activities      (93,790)    (1,010,000)
                                                     ------------   ------------
Cash Flows From Investing Activities:
   Capital Expenditures for Property and Equipment       (81,955)      (103,000)
   Invest In & Advances In Certain Assets Acquired             0       (999,000)
                                                     ------------   ------------
Net Cash Provided By (Used In) Investing Activities      (81,955)    (1,102,000)
                                                     ------------   ------------
Cash Flows From Financing Activities:
   Payment of Notes Payable                              (55,914)             0
   Payment of Long Term Debt                             (96,559)             0
   Proceeds From Issuance of Notes Payable              (500,000)     2,200,000
   Proceeds From Issuance of Common Stock                      0              0
                                                     ------------   ------------
Net Cash Provided By (Used In) Financing Activities      347,527      2,200,000
                                                     ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents     171,782         88,000
Cash & Equivalents at Beginning of Year                  533,676      1,177,000
                                                     ------------   ------------
Cash & Equivalents at End of Year                       $705,458     $1,265,000
                                                     ============   ============

Supplemental Disclosures of Cash Flow Information:
   Cash Paid For:
      Interest                                          $303,470       $326,000
                                                     ============   ============
      Income Taxes                                             0              0
                                                     ============   ============
   Non-Cash Transactions:
      Common Stock Issued in Connection With LCL Inv     472,112      1,157,000
                                                     ============   ============

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

1. The consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of October 31, 1996, and the related consolidated statements of operations and cash flows for the periods ended October 31, 1996 and 1995 are unaudited. The consolidated balance sheet as of April 30, 1996 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1996, included in the Company's report on Form 10-K.

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

4. During the quarter ended October 1996, the Company issued 1,242,400 shares of common stock at $472,112 in connection with the LCL transaction.

Item 2.
Management's Discussion & Analysis of Results of Operations

Three Months Ended October 31, 1996 as compared to October 31, 1995

NET REVENUES
        Consolidated Revenues of $16,252,000 represents an increase of $5,145,000, or 46.3%, as compared to the same period in 1995. The
        Audio Visual subsidiary's revenues increased $239,000, or 7.7%, compared to last year due to the continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales at a lower gross profit margin as compared to rental gross profit. The Household subsidiary's revenues increased $4,906,000, or 61.3%, as compared to the same period last year. This significant increase is primarily due to improved sales with the mass merchandisers. The remaining increase is a result of the bulk sale of certain slow moving inventory which was sold at a very low margin. Another contributing factor was the decrease in returned goods.

COST OF REVENUES
        Consolidated Cost of Revenues of $13,158,000 increased $4,606,000, or 53.9%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $218,000, or 8.5%, associated with the increase in sales. The cost of revenues for the Household subsidiary increased $4,388,000, or 73.3%, associated with the increase in sales.

GROSS MARGIN
        Consolidated Gross Margin of $3,094,000 was 19.0% of revenues, as compared to 23.0% for the same period last year. The Audio Visual subsidiary margin decreased by 0.6% as compared with the same period last year. Thre Household subsidiary margin decreased by 5.6% due to a very low margin obtained from the bulk sale of certain slow moving inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        Consolidated Expenses of $2,766,000 increased $396,000 or 16.7% as compared to the same period last year. The Audio Visual subsidiary expenses increased $11,000 or 3.4% when compared to the same period last year. Household subsidiary expenses increased $331,000 or 17.6%. This increase was due to commissions on higher sales, bank service charges, professional fees, and increased reserves for inventory and bad debts.

        An increase in corporate expenses of $47,000 or 27.9% accounted for the balance of the change in expenses and was due to increased professional fees.

INTEREST EXPENSE
        Consolidated Interest Expense of $291,000 decreased $9,000, or 2.9% due to a decreased payment on subordinated debt which was partially offset by higher borrowings.

NET INCOME
        Consolidated Net Income of $56,000 as compared to a net loss of($40,000) during the same period last year occurred as a result of increased revenues and improved operating results.

Six Months Ended October 31, 1996 as compared to October 31, 1995

NET REVENUES
        Consolidated Revenues of $29,026,000 represents an increase of $8,060,000, or 38.4%, as compared to the same period in 1995. The
        Audio Visual subsidiary's revenues increased $428,000, or 7.1%, compared to last year due to the continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales at a lower gross profit margin as compared to rental gross profit. The Household subsidiary's revenues increased $7,632,000, or 51.0%, as compared to the same period last year. This significant increase is primarily due to improved sales with the mass merchandisers. The remaining increase is a result of the bulk sale of certain slow moving inventory which was sold at a very low margin. The addition of new customers and decrease in returned goods have added to the increase in sales.

COST OF REVENUES
        Consolidated Cost of Revenues of $23,545,000 increased $7,428,000, or 46.1%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $412,000, or 8.3%, associated with the increase in sales. The cost of revenues for the Household subsidiary increased $7,016,000, or 62.9%, associated with the increase in sales.

GROSS MARGIN
        Consolidated Gross Margin of $5,481,000 was 18.9% of revenues, as compared to 23.1% for the same period last year. The Audio Visual subsidiary margin decreased by 0.9% as compared with the same period last year. Thre Household subsidiary margin decreased by 5.9% due to a very low margin obtained from the bulk sale of certain slow moving inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        Consolidated Expenses of $5,206,000 increased $501,000 or 10.7% as compared to the same period last year. The Audio Visual subsidiary expenses increased $14,000 or 2.1% when compared to the same period last year. Household subsidiary expenses increased $460,000 or 12.5%. This increase was due to commissions on higher sales, bank service charges, warehousing costs, professional fees, and increased reserves for inventory and bad debts. An increase in corporate expenses of $20,000 or 5.5% accounted for the balance of the change in expenses and was due to increased professional fees.

INTEREST EXPENSE
        Consolidated Interest Expense of $576,000 increased $110,000, or 23.7% due to increased levels of borrowings.

NET INCOME
        Consolidated Net Losses of ($223,000) as compared to a net loss of ($246,000) during the same period last year occurred as a result of increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $3,136,000 at October 31, 1996, compared to $3,413,000 at April 30, 1996. The decrease is principally due to the loss during the period.

Net cash used in operating activities was $94,000 in 1996, compared to $1,010,000 in 1995. The change was due principally to decreases in inventories and accounts payable, and recognizing a future tax refund. This change was offset by increases in accounts receivable, accrued liabilities and other liabilities.

Net cash used in investing activities was $82,000 in 1996, compared to $1,102,000 in 1995. The change was primarily due to writing off the investment in certain assets of an acquired business.

Net cash provided by financing activities was $348,000 in 1996, compared to $2,200,000 in 1995. The change was due to the issuance of notes payable.

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

In September 1996, the current financing arrangement was further amended to increase Rosalco's line of credit to $11,000,000. The $1,000,000 seasonal overadvance is available through December 31, 1996, and thereafter the line of credit reverts back to $10,000,000. In consideration for the seasonal advance, certain related parties advanced an adiitional $500,000 to the Company in September 1996, which was applied to Rosalco's outstanding line of credit. The related party advances now totaling $1,000,000 are payable on demand and interest is paid monthly at prime plus 2 1/2%.

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

In consideration for providing the additional collateral, the guarantors have received shares of common stock of the Company in proportion to the amount of additional collateral initially provided by them. Excluding the shares attributable to Rosalco, the Company issued a total of 282,400 shares of its common stock to the guarantors.

The arrangement with CIT for the additional financing secured by the additional collateral expired on February 28, 1996. The arrangement indicated that on that date, in the event that CIT shall have applied any of the additional collateral to LCL's obligations to CIT, LCL would reimburse the guarantors for the collateral so applied by CIT. In July 1996, CIT notified the parties that CIT was applying the additional collateral to LCL's obligations.

As a result of the application of the collateral by CIT, the guarantors have received shares of common stock of the Company. Excluding the shares attributable to Rosalco, the Company issued a total of 960,000 shares of its common stock to the guarantors.

PART II. OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K.

(a) Exhibits - None

(b) Report on Form 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JAYARK CORPORATION

Registrant

        /S/ David L. Koffman                               December 12, 1996

        David L. Koffman, President
        Chief Executive Officer

        /S/ Robert C. Nolt                                 December 12, 1996

        Robert C. Nolt
        Chief Financial Officer

Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]
<MULIPLIER>                       1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/97
[PERIOD-START]                  05/01/96
[PERIOD-END]                    10/31/96
[PERIOD-TYPE]                      6-mos
[EXCHANGE-RATE]

[CASH]                               705
[SECURITIES]                           0
[RECEIVABLES]                      8,457
[ALLOWANCES]                        (749)
[INVENTORY]                        8,045
[CURRENT-ASSETS]                  17,732
[PP&E]                             2,136
[DEPRECIATION]                    (1,376)
[TOTAL-ASSETS]                    18,844
[CURRENT-LIABILITIES]             14,596
[BONDS]                                0
[COMMON]                           2,766
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[OTHER-SE]                             0
[TOTAL-LIABILITY-AND-EQUITY]      18,844
[SALES]                           29,026
[TOTAL-REVENUES]                  29,026
[CGS]                             23,545
[TOTAL-COSTS]                     23,545
[OTHER-EXPENSES]                   5,128
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                   576
[INCOME-PRETAX]                     (223)
[INCOME-TAX]                           0
[INCOME-CONTINUING]                 (223)
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                        (223)
[EPS-PRIMARY]                      -0.03
[EPS-DILUTED]                      -0.03