Form 10-Q/A
period 1996-10-31
JAYARK CORP
filed 1997-01-10
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A

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

JAYARK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars Expressed in Thousands Except per Share Data)
(Unaudited)

                               Three Months Ended         Six Months Ended
                             10/31/96     10/31/95     10/31/96     10/31/95

Net Revenues                 $16,252,180  $11,107,738  $29,025,580  $20,965,738

Costs & Expenses
        Cost of Revenues      13,158,396    8,552,548   23,544,878   16,116,548
        Selling, Gen & Admin   2,765,963    2,370,051    5,205,754    4,704,684
        Interest                 291,419      299,998      576,029      465,563
        Other Income             (19,116)     (75,000)     (78,549)     (75,000)
                             ------------ ------------ ------------ ------------
Total Costs & Expenses        16,196,662   11,147,597   29,248,112   21,211,795
                             ------------ ------------ ------------ ------------
Net Income (Loss)                $55,518     ($39,859)   ($222,532)   ($246,057)
                             ------------ ------------ ------------ ------------
Earnings (Loss) per Com Share      $0.01        $0.00       ($0.03)      ($0.03)
                             ============ ============ ============ ============

Weighted Average Com Shares    8,802,563    7,978,799    8,390,681    7,690,756
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