Form 10-Q
period 1997-01-31
JAYARK CORP
filed 1997-03-24
CIK 53260

                                  UNITED STATES
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding at January 31, 1997
     Common Stock $0.30 Par Value                 9,221,199

                     Part. I
                     Item I.

       Jayark Corporation And Subsidiaries
           Consolidated Balance Sheets

                                                      Unaudited      Audited
                                                      01/31/97       04/30/97
Assets
Current Assets
    Cash and Cash Equivalents                          $484,425      $533,676
    Accounts Receivable-Trade, Less Allowance For     5,226,003     6,029,889
Doubtful Accounts
      of $635,833 in January 1997 and $808,427 in
April 1996
    Other Accounts Receivable                           332,414       478,120
    Federal and State Income Taxes Refundable                 0       695,501
    Inventories                                       8,443,272     8,654,377
    Deferred Federal Income Taxes                             0       295,798
    Other Current Assets                                276,482       303,436
Total Current Assets                                 14,762,596    16,990,797

Non Current Assets
    Property & Equipment, Less Accumulated              726,001       781,266
Depreciation and Amortization
    Excess of Cost Over Net Assets of Businesses        295,442       311,461
Acquired, Less Accum
      Amortization of $436,995 in January 1997 and
$420,975 in April 1996
    Deferred Federal Income Taxes                             0        52,063
Total Non-Current Assets                              1,021,443     1,144,790

Total Assets                                        $15,784,039   $18,135,587

Liabilities
Current Liabilities
    Notes Payable & Lines of Credit                  $8,464,603    $9,051,585
    Notes Payable to Related Parties                  1,000,000       500,000
    Current Maturities of Long Term Debt                  1,754        38,558
    Accounts Payable                                  2,362,051     1,829,131
    Accrued Salaries and Deferred Compensation          277,923       128,990
    Commissions Payable                                 227,185       280,630
    Accrual Related to LCL Investment                   164,579     1,202,624
    Other Current Liabilities                           390,502       546,621
Total Current Liabilities                            12,888,597    13,578,139

Non Current Liabilities
    Long Term Debt, Excluding Current Maturities         14,019        72,020
    Subordinated Debentures                           1,400,000     1,400,000
    Other Long Term Liabilities, Related to LCL               0       500,000
Investment
Total Non Current Liabilities                         1,414,019     1,972,020

Total Liabilities                                    14,302,616    15,550,159

Commitments

Stockholders' Equity
    Common Stock of $.30 Par Value.  Authorized       2,766,359     2,393,639
10,000,000 Shares;
      Issued 9,221,199 Shares in January 1997 and
7,978,799 Shares
      in April 1996
    Additional Paid-In Capital                        8,066,122     7,966,730
    Deficit                                          (9,351,058)   (7,774,941)
Total Stockholders' Equity                            1,481,423     2,585,428

Total Liabilities & Stockholders' Equity            $15,784,039   $18,135,587

 See accompanying notes to consolidated financial statements


     Jayark Corporation And Subsidiaries
    Consolidated Statements of Operations
                (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                  01/31/97   01/31/96     01/31/97   01/31/96

Net Revenues                    $9,888,369 $11,700,055  $38,913,949 $32,665,793

Costs & Expenses:
    Cost of Revenues             8,387,580   9,966,570   31,932,458  26,083,118
    Selling, General and         2,231,730   2,342,543    7,437,483   7,047,227
Administrative
    Interest                       294,643     307,290      870,673     772,853
    Loss on Investment                   0   4,580,000            0   4,580,000
Other (Income) Expense               8,000           0      (70,549)    (75,000)
Total Costs & Expenses          10,921,953  17,196,403   40,170,065  38,408,198

Pre Tax Earnings (Losses)       (1,033,584) (5,496,348)  (1,256,116) (5,742,405)

Provision (Credit) for Income      320,113    (750,000)     320,113    (750,000)
Taxes

Net Income (Loss)              ($1,353,697)($4,746,348) ($1,576,229)($4,992,405)

Earnings (Loss) per Common Share    ($0.15)     ($0.59)      ($0.18)     ($0.63)

Weighted Average Common Shares   9,221,200   7,978,799    8,667,521   7,866,480

    See accompanying notes to consolidated financial statements


       Jayark Corporation And Subsidiaries
      Consolidated Statements of Cash Flows
            For The Nine Months Ended
                   (Unaudited)

                                                        01/31/97     01/31/96
Cash Flows From Operating Activities:
    Net Income (Loss)                                 ($1,576,229) ($4,992,405)
Adjustments to Reconcile Earnings (Loss) to Cash
From Operating Activities:
    Depreciation and Amortization of Property and         166,696      203,384
Equipment
    Amortization of Excess of Cost Over Net Assets         16,020       15,385
of Businesses Acquired
    Deferred Income Tax Expense (Benefit)                 347,861            0
Change In Assets and Liabilities Net of Effects                 0            0
From Acquisition of Subs:
    (Increase) Decrease in Accounts Receivable Net        949,592     (339,421)
    (Increase) Decrease in Inventories                    211,105   (2,298,712)
    (Increase) Decrease in Other Current Assets            26,954      239,426
    Increase (Decrease) in Accounts Payable               532,920      486,379
    Increase (Decrease) in Federal & State Income         695,501            0
Taxes Payable
    Increase (Decrease) in Accrued Salaries and           148,933       97,226
Deferred Compensation
    Increase (Decrease) in Commissions Payable            (53,445)    (112,053)
    Increase (Decrease) in Other Liabilities           (1,221,941)    2,145,634
          Net Cash Provided By (Used In) Operating        243,967    (4,555,157)
Activities

Cash Flows From Investing Activities:
    Capital Expenditures for Property and                (111,431)     (119,281)
Equipment
    Investment In & Advances In Certain Assets                  0             0
Acquired
          Net Cash Provided By (Used In) Investing       (111,431)     (119,281)
Activities

Cash Flows From Financing Activities:
    Payment of Notes Payable                             (586,982)    3,032,044
    Payment of Long Term Debt                             (94,805)      424,791
    Proceeds From Issuance of Notes Payable               500,000       500,000
    Proceeds From Issuance of Common Stock                      0             0
          Net Cash Provided By (Used In) Financing       (181,787)    3,956,835
Activities

          Net Increase (Decrease) in Cash and Cash        (49,251)     (717,603)
Equivalents
Cash & Cash Equivalents at Beginning of Year              533,676     1,176,698
Cash & Cash Equivalents at End of Year                   $484,425      $459,095

Supplemental Disclosures of Cash Flow Information:
    Cash Paid For:
       Interest                                           826,372       691,431
       Income Taxes                                             0             0
    Non-Cash Transactions:
       Common Stock Issued in Connection With LCL         472,112     1,156,863
Investment

 See accompanying notes to consolidated financial statements


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of January 31, 1997, and the related consolidated statements of operations and cash flows for the periods ended January, 1997 and 1996 are unaudited. The consolidated balance sheet as of April 30, 1996 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1996, included in the Company's report on Form 10-K.

2. The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.

3. Certain reclassifications have been made in the 1996 financial statements to conform them to and make them consistent with the presentation used in the 1997 financial statements.

                                     Item 2.
          Management's Discussion & Analysis of  Results of Operations

       Three Months Ended January 31, 1997 as compared to January 31, 1996

                                  NET REVENUES

      Consolidated Revenues of $9,888,000 represent a decrease of $1,812,000, or 15.5%, as compared to the same period in 1996. The Audio Visual subsidiary's revenues increased $254,000, or 10.2%, compared to last year due to the continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales. The Household subsidiary's revenues decreased $2,066,000, or 22.4%, as compared to the same period last year. This decrease is primarily due to lower direct import sales as a result of a soft retail economy.

                                COST OF REVENUES

     Consolidated Cost of Revenues of $8,388,000 decreased $1,579,000, or 15.8%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $216,000, or 10.4%, associated with the increase in sales. The cost of revenues for the Household subsidiary decreased $1,795,000, or 22.7%, associated with the decrease in sales.

                                  GROSS MARGIN

Consolidated Gross Margin of $1,501,000 was 15.2% of revenues, as compared to 14.8% for the same period last year.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $2,232,000 decreased $111,000 or 4.7% as compared to the same period last year. The Audio Visual subsidiary expenses increased $22,000 or 6.7% when compared to the same period last year as a result of increased costs associated with the rise in sales. The Household subsidiary expenses decreased $96,000 or 5.2%. This decrease was due to the drop in sales which resulted in lower payroll, commissions, travel, and operating expenses. A decrease in corporate expenses of $36,000 or 20.9% accounted for the balance of the change in expenses.

                                INTEREST EXPENSE

      Consolidated Interest Expense of $295,000 decreased $13,000, or 4.1%, due to decreased payments on the subordinated debt offset by increased borrowings.

                        LOSS ON ABANDONMENT OF INVESTMENT

      Consolidated Loss On Abandonment of Investment of $0, decreased $4,580,000 as compared to the same period last year. This was a result of the Company's abandonment of its investment in and the writeoff of advances in certain assets and a business acquired in June, 1995.

                              PRE-TAX INCOME (LOSS)

      Consolidated Pre-Tax Loss of ($1,034,000) was incurred as compared to a loss of ($5,496,000) for the same period last year primarily due to the loss on abandonment of an investment and the writeoff of advances in certain assets and a business acquired in June, 1995. The remaining decrease of $117,000 resulted from the drop in sales.

                                   NET INCOME

      Consolidated Net Loss of ($1,354,000) as compared to a net loss of ($4,746,000) during the same period last year occurred primarily as a result of the loss on abandonment referred to above coupled with a decrease in the credit for income taxes and reduced revenues.

       Nine Months Ended January 31, 1997 as compared to January 31, 1996

                                  NET REVENUES

      Consolidated Revenues of $38,914,000 represent an increase of $6,248,000, or 19.1%, as compared to the same period in 1996. The Audio Visual subsidiary's revenues increased $682,000, or 8.0%, compared to last year due to the continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales at a lower gross profit margin as compared to rental gross profit. The Household subsidiary's revenues increased $5,566,000, or 23.0%, as compared to the same period last year. This increase is primarily due to improved sales with the mass merchandisers. The remaining increase is a result of the bulk sale of certain slow moving inventory which was sold at a very low margin.

                                COST OF REVENUES

      Consolidated Cost of Revenues of $31,932,000 increased $5,849,000, or 22.4%, as compared to the same period last year. The Audio Visual subsidiary's cost of revenues increased $628,000, or 8.9%, associated with the increase in sales. The cost of revenues for the Household subsidiary increased $5,221,000, or 27.4%, due to increased sales.

                                  GROSS MARGIN

Consolidated Gross Margin of $6,981,000 was 17.9% of revenues, as compared to 20.1% for the same period last year. The Audio Visual subsidiary gross margin percent decreased from 17.1% to 16.4%, or 4.0% as compared with the same period last year. The Household subsidiary gross margin percent decreased from 21.2% to 18.4%, or 13.2% due to very low margins obtained from the bulk sale of certain slow moving inventory.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $7,437,000 increased $390,000, or 5.5%, as compared to the same period last year. The Audio Visual subsidiary expenses increased $43,000, or 4.4%, when compared to the same period last year due to increased sales. Household subsidiary expenses increased $363,000, or 6.6%. This increase was due to commissions on higher sales, bank service charges, warehousing costs, professional fees, and increased inventory reserves. A decrease in corporate expenses of $16,000 or 3.1% accounted for the balance of the change in expenses.

                                INTEREST EXPENSE

      Consolidated Interest Expense of $871,000 increased $98,000, or 12.7% due to increased levels of borrowings.

                        LOSS ON ABANDONMENT OF INVESTMENT

      Consolidated Loss On Abandonment of Investment of $0, decreased $4,580,000 as compared to the same period last year. This was a result of the Company's abandonment of its investment in and the writeoff of advances in certain assets and a business acquired in June, 1995.

                              PRE-TAX INCOME (LOSS)

      Consolidated Pre-Tax Losses of ($1,256,000) were incurred as compared to a loss of ($5,742,000) for the same period last year. This increase was primarily due to the loss on abandonment of an investment and the writeoff of advances in certain assets and a business acquired in June, 1995. The remaining decrease of $94,000 occurred as a result of lower margins and increased costs.

                                   NET INCOME

      Consolidated Net Losses of ($1,576,000) as compared to a net loss of ($4,992,000) during the same period last year occurred primarily as a result of the reason referred to above coupled with a decrease in the credit for income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $1,874,000 at January 31, 1997, compared to $3,413,000 at April 30, 1996. The decrease is principally due to the loss during the period.

Net cash provided by operating activities was $244,000 in 1997, compared to $4,555,000 net cash used in 1996. The change was due principally to decreases in the net loss, inventories, accounts receivable, and recognizing a future tax refund. This change was offset by increases in other liabilities.

Net cash used in investing activities was $111,000 in 1997, compared to $119,000 in 1995.

Net cash used in financing activities was $181,000 in 1997, compared to $3,957,000 net cash provided in 1996. The change was principally due to notes payable and long term debt.

In January 1992, the Company renewed and extended a financing arrangement with State Street Bank and Trust Company ("SSB") to make available a total of $20,300,000 in combination of revolving lines of credit and term loans. Over the course of the next several years, the financing arrangement was amended with availability ranging from $11,500,000 to $16,325,000 of which AVES had a line of $1,500,000 with interest charged at prime plus 1%.

In September 1996, the financing arrangement was further amended to increase Rosalco's line of credit from $10,000,000 to $11,000,000 with interest charged at prime plus 1 3/4%. The $1,000,000 seasonal overadvance was available through December 31, 1996, and thereafter the line of credit reverted back to $10,000,000. In consideration for the seasonal advance, certain related parties advanced an additional $500,000 to the Company in September 1996, which was applied to Rosalco's outstanding line of credit. The related party advances now totaling $1,000,000 are payable on demand and interest is paid monthly at prime plus 2 1/2%.

FORBEARANCE AGREEMENT

On March 12, 1997, the Company entered into a Forbearance and Modification Agreement (the "Forbearance Agreement") with its primary lender SSB. In the Forbearance Agreement the Company acknowledges that Rosalco was not in compliance with certain loan covenants under its current financing agreements with SSB. The Forbearance Agreement provides Rosalco with a Line of Credit of $7,250,000 through April 15, 1997, $7,000,000 through May 15, 1997 and $6,750,00 after May 16, 1997 until May 30, 1997, when the line of credit is due and payable. At the same time, the Company borrowed $1,100,000 from a newly created entity, substantially all of the equity of which is owned by certain directors and principal shareholders of the Company. The proceeds of this loan was used to pay down part of Rosalco's loan balance with SSB. The $1,100,000 loan is payable on demand after May 30, 1997, provides interest at 8% per annum, payable monthly, and is secured by a pledge of the capital stock of AVES. Certain warrants to purchase Company common stock were also issued to the related party lender in conjunction with the $1,100,000 loan. As part of the Forbearance
Agreement, the Company's unlimited guarantee to SSB of Rosalco's loan was reduced to $200,000.

In addition, on March 13, 1997, the AVES Line of Credit with SSB was refinanced with the proceeds of a new lending arrangement with BSB Bank and Trust Company ("BSB"). AVES' new line of credit of $1,250,000 bears interest at prime plus 1 1/2%, and is partially guaranteed by a director and principal stockholder of the Company. As part of this transaction, as well as under the Forbearance Agreement, AVES was released by SSB from its guarantee of the obligations of the Company and Rosalco. Likewise, the Forbearance Agreement provides that any claim SSB may have in respect of the Company's $200,000 guarantee of Rosalco's obligations, may not be enforced against the assets or capital stock of AVES.

During 1996, the Company's Rosalco operations had substantial losses caused by a very soft retail environment, slower deliveries from overseas suppliers, credit restraints on customers, as well as a change in product mix. In 1997, Rosalco's losses continued due to low margins caused by competitive pressures and price reductions.

As a result of these losses, the Company has experienced substantial reductions in its working capital and cash positions. Financial flexibility has been substantially diminished. The Rosalco Forbearance and Modification Agreement
expires May 31, 1997. The Company is pursuing a number of financing alternatives for Rosalco including equity investment, refinancing, or possible sale. There can be no assurances that the Company will be successful in consummating these financing alternatives. If it is not successful, and if SSB does not continue to extend credit to the Company, it may not have sufficient liquidity to continue the operations of Rosalco.

LCL MATTERS

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

                           PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

     10(25)     Forbearance  and Modification Agreement dated  March  12,  1997, between Jayark Corporation, Rosalco, Inc., AVES Audio Visual Systems, Inc., David L. Koffman, and State Street Bank and Trust Company of Boston, Massachusetts.

     10(26)     Stock  Pledge  Agreement dated March 12,  1997,  between  Jayark
          Corporation and State Street Bank and Trust Company of Boston, Massachusetts.

     10(27)     Subordination  Agreement dated March 12,  1997,  between  Jayark
          Corporation, Rosalco, Inc., AVES Audio Visual Systems, Inc., David L. Koffman, and State Street Bank and Trust Company of Boston, Massachusetts.

     10(28)     Revolving  Note dated March 12, 1997 between Jayark  Corporation and A-V Texas Holding, LLC.

     10(29)      Stock   Pledge  Agreement  dated March 12, 1997  between Jayark
          Corporation and A-V Texas Holding, LLC.

     10(30)     Stock Warrant to purchase 3,666,667 shares of common stock dated
          March 12, 1997 between Jayark Corporation and A-V Texas Holding, LLC.

     10(31)     Commercial  Security Agreement dated February 18, 1997,  between
          AVES Audio Visual Systems, Inc. and BSB Bank and Trust Company.

     10(32)    Promissory Note dated February 18,1997, between AVES Audio Visual
          Systems, Inc. and BSB Bank and Trust Company.

     10(33)    Commercial Guaranty dated February 18, 1997, between AVES  Audio
          Visual Systems, Inc., David L. Koffman and BSB Bank and Trust Company.

     10(34)   Subordinated Promissory Note dated March 12, 1997 between Rosalco,
          Inc. and Jayark Corporation.


     (b)  Report on Form 8-K - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/  David L. Koffman                                  March 21, 1997

     David L. Koffman, President
     Chief Executive Officer

     /s/ Robert C. Nolt                                     March 21, 1997

     Robert C. Nolt
     Chief Financial Officer

                                EXHIBIT 10(25)
                                --------------

                     FORBEARANCE AND MODIFICATION AGREEMENT

     This FORBEARANCE AGREEMENT (this "Agreement") is made this 12th day of March, 1997, among State Street Bank and Trust Company (the "Bank"), Rosalco, Inc. (the "Borrower"), AVES Audio Visual Systems, Inc. ("AVES"), Jayark Corporation ("Jayark"), and David L. Koffman (the "Limited Guarantor").
     WHEREAS, the Bank has made extensions of credit to the Borrower pursuant to a certain Loan and Security Agreement (All Assets), dated as of April29, 1996, between the Borrower and the Bank (the "Loan Agreement");
     WHEREAS, the Obligations (as defined in the Loan Agreement) of the Borrower to the Bank pursuant to the Loan Agreement are evidenced by, among other things, a $10,000,000 Note-Grid-Fluctuating Interest, dated as of April 29, 1996, made by the Borrower in favor of the Bank (the "Note");
     WHEREAS, all obligations of the Borrower to the Bank, including without limitation the Obligations, are guaranteed by AVES and Jayark pursuant to a certain Multi-Entity Guaranty (Unlimited), dated as of April 26, 1996, made by AVES, Jayark and the Borrower in favor of the Bank (the "Multi-Entity Guaranty");
     WHEREAS, the Limited Guarantor executed and delivered to the Bank a Limited Guaranty, dated as of October31, 1996, pursuant to which the Limited Guarantor guarantied to the Bank all obligations of the Borrower or AVES to the Bank, the liability under which was limited to an amount not exceeding $500,000 in the aggregate (the "Limited Guaranty");

     WHEREAS, certain defaults and events of default, more particularly described on Schedule A attached hereto (the "Specified Defaults"), have occurred and are continuing;
     WHEREAS, notwithstanding the foregoing, the Borrower, AVES, Jayark and the Limited Guarantor have requested that the Bank forbear from demanding payment in full of the Obligations;
     WHEREAS, in response to such request, the Bank has agreed to refrain from exercising its rights and remedies under the Loan Agreement, the Note, the Multi-Entity Guaranty and the Limited Guaranty, all security agreements securing the Obligations (as defined in the Loan Agreement), and all other agreements and documents relating to the Obligations (collectively, the "Loan Documents") until the Forbearance Termination Date (as hereinafter defined), upon the following terms and conditions.
     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:
     Section 1.     Ratification of Existing Agreements.
          (a) All of the Obligations as evidenced by or otherwise arising under the Loan Documents, except as otherwise expressly modified in this Agreement upon the terms set forth herein, are, by each party's execution of this Agreement, ratified and confirmed in all respects. The Borrower confirms that the Bank has a first priority perfected security interest in all of the collateral described in the Loan Documents, which collateral secures all of the Obligations. Jayark hereby specifically acknowledges and consents to this Agreement and ratifies and confirms in all respects its obligations under the Multi-Entity Guaranty (as amended hereby). In addition, by the execution of this Agreement, the Borrower and Jayark represent and warrant that no counterclaim, right of set-off or defense of any kind exists or is outstanding with respect to any of such Obligations.
          (b) Notwithstanding anything contained in Section 1(a) to the contrary, the enforcement directly or indirectly by the Bank of the Multi-Entity Guaranty as against Jayark shall be limited to all assets of Jayark other than (i) Jayark's ownership interest in the stock of AVES, and (ii) any assets of AVES in the possession of Jayark, including, without limitation, accounts, accounts receivable, inventory, equipment, furniture and , fixtures; provided, however, in the event that the Bank is required to disgorge all or a portion of the $1,100,000 Loan (as hereinafter defined) as a result of a claim made against the Bank under the provisions of the Bankruptcy Code (11 U.S.C. 101 et. seq.) or other applicable law, the Bank's claim against AVES in any such proceeding shall not be limited by the terms of this Section.
     Section 2. Amount of Obligations. As of the date hereof, the Borrower and Jayark acknowledge and agree that the outstanding principal amount of the Obligations under the Loan Documents is equal to $7,640,384.82, the accrued but unpaid interest, which continues to accrue, totals $21,223.29, the undrawn amount of all letters of credit issued by the Bank pursuant to the Loan Documents is $282,878.55, and all fees, costs and expenses (including legal fees) total $35,000.
     Section 3. Existing Defaults. The Borrower and Jayark agree and acknowledge that (i) the Obligations and the Loan Documents are currently in default as a result of the Specified Defaults, and (ii) the Bank is entitled to exercise all of its rights and remedies thereunder and under applicable law.

            Section 4.     Forbearance.  Subject to the terms
     and conditions set forth herein, and in consideration of the representations, warranties and agreements made by the Borrower and Jayark herein, the Bank agrees to forbear from exercising its rights and remedies under the Loan Documents until that certain date (the "Forbearance Termination Date") which is the earliest to occur of:
          (a) Subject to a one business day cure period after notice from the Bank, the failure of the Borrower or Jayark to comply with any terms applicable to such party set forth in this Agreement;
          (b) The failure of any representation or warranty made by the Borrower, AVES, Jayark or the Limited Guarantor herein to have been true and complete as of the date made.
          (c) The occurrence of any material adverse change in the financial condition of the Borrower after the date of this Agreement, as determined by the Bank in its reasonable discretion;
          (d) The commencement by the Borrower, AVES, Jayark or the Limited Guarantor or any affiliate thereof of any litigation against the Bank or any affiliate of the Bank in connection with or related to this Agreement or any of the Loan Documents;
          (e) After any applicable notice and cure period, (i) the occurrence after the date of this Agreement of any Event of Default under the Loan Documents (as amended hereby), including, without limitation, any of the Specified Defaults, or (ii) the continuance after the date of this Agreement of any Event of Default under the Loan Documents (as amended hereby), including, without limitation, any of the Specified Defaults, which first occurred prior to the date of this Agreement;

          (f) The termination of the employment of the Recovery Group as financial advisor to the Borrower (unless a replacement reasonably satisfactory to the Bank has been immediately retained by the Borrower);
          (g)  May 30, 1997.
     On and after the Forbearance Termination Date, (i) the Bank shall not be required to make any further advances to the Borrower under the Loan Documents, (ii) all of the Obligations shall become immediately due and payable in full, without any further notice to the Borrower or Jayark,
     (iii) the Bank shall be free in its sole and absolute discretion to proceed to enforce any or all of its rights under or in respect of this Agreement, the Loan Documents and applicable law in order to collect and realize upon the Obligations, and (iv) interest shall accrue on the Obligations until paid in full, without further notice to the Borrower or Jayark, at the default rate of interest provided in the Loan Documents. Nothing contained herein shall constitute a waiver or release of any of the Specified Defaults.
     Section 5. Conditions Precedent. The forbearance obligations of the Bank shall be subject to the prior satisfaction, on or before the date hereof, of the following conditions precedent:
          (a) The Borrower shall have received an unsecured subordinated loan from Jayark in the minimum amount of $1,100,000 (the "$1,100,000 Loan"), in a form acceptable to the Bank and its legal counsel, $1,000,000 of the proceeds of which will be applied to the Obligations pursuant to the Loan Documents, and (i) $100,000 of the proceeds of the $1,100,000 Loan shall be delivered directly to the Bank to be held in a separate cash collateral account at the Bank, (ii) the Borrower hereby grants a security interest to the Bank in such cash collateral which shall secure the Borrower's obligations under this Agreement and the Loan Documents, and (iii) upon the occurrence of the Forbearance Termination Date or an event which with the passage of time or the giving of notice, or both, would result in the Forbearance Termination Date, the Bank may in its sole discretion apply such cash collateral to the obligations under this Agreement or the Loan Documents.
          (b) The Borrower shall have paid all of the fees and expenses of counsel for the Bank, and all of the fees and expenses of its own counsel.
          (c) The Borrower shall have provided the Bank with evidence in form and substance satisfactory to the Bank of the Borrower, AVES and Jayark's corporate or other power and authority to execute and deliver this Agreement and all related documents and to perform the terms thereof.
          (d) The Bank shall have received a stock pledge agreement, in form satisfactory to the Bank in its sole and absolute discretion, granting to the Bank as security for the Obligations a first priority security interest in all of the stock of the Borrower, along with the original stock certificates evidencing such ownership and stock powers executed in blank.
          (e) All obligations of AVES to the Bank pursuant to the Loan and Security Agreement (All Assets), dated as of April29, 1996, between AVES and the Bank, the $1,500,000 Note-Grid-Fluctuating Interest, dated as of April29, 1996, made by AVES in favor of the Bank, and all documents executed and delivered in connection therewith (the "AVES Loan Documents") shall have been indefeasibly paid in full.
          (f) The Borrower shall have executed and delivered a Lock-box Agreement in form and substance satisfactory to the Bank.
          (g) The Borrower shall have delivered a Borrowing Base Certificate in the form of Exhibit A attached to the Loan Agreement to the Bank as of the date hereof.

          (h) The Borrower shall have delivered financial projections for the 120-day period following the date of this Agreement, including balance sheet, profit and loss statement and statement of cash flows (each of which shall be presented on a week-by-week basis), in form and substance satisfactory to the Bank.
          (i) The Borrower and each of Jayark and the Limited Guarantor shall deliver to the Bank a subordination agreement with respect to any existing or future indebtedness of the Borrower owing to such parties, in form and substance satisfactory to the Bank. If the Borrower is or becomes indebted to any of its affiliates (as defined in the Loan Agreement), the Borrower and such affiliate shall deliver to the Bank a subordination agreement with respect to such indebtedness, in form and substance satisfactory to the Bank.
     Section 6. Covenants. Without any prejudice or impairment whatsoever to any other rights and remedies of the Bank contained in the Loan Agreement, the Note or in any of the other Loan Documents, the Borrower covenants and agrees with the Bank as follows:
          (a) The Borrower will deliver to the Bank an inventory assessment plan, developed with assistance by and in conjunction with its financial advisor, on or before March 31, 1997 or such other date as may be mutually agreeable to the Borrower and the Bank..
          (b) The Borrower shall continue to employ at least one day per week the Recovery Group as financial advisor, or a replacement financial advisor reasonably acceptable to the Bank, whose responsibilities shall include periodically assessing the business operations and assets of the Borrower and assisting the Borrower in its efforts to enhance revenue and cash flow throughout the term of this Agreement. The financial advisor shall also be responsible for assisting the Borrower in developing and implementing a plan to provide for the payment in full of all Obligations no later than May 30, 1997. Such plan shall be delivered to the Bank no later than April 15, 1997.
          Upon the occurrence and during the continuance of a default under this Agreement or of an Event of Default (as defined in the Loan Agreement), the Bank shall have the right, at its sole discretion, but at the sole cost of the Borrower, to require the Borrower to employ, at any frequency reasonably determined by the Bank, the Recovery Group as financial advisor, or a replacement financial advisor reasonably acceptable to the Bank, whose responsibilities shall include, but not be limited to, continually assessing the business operations, business prospects and assets of the Borrower and assisting the Borrower in its efforts to enhance revenue and cash flow.
          (c) The Borrower shall at all times be in compliance with all of the terms, covenants and provisions contained in this Agreement and the Loan Documents, as they may be amended hereby, and all of the representations and warranties contained in this Agreement shall be correct and complete as of the date made.
          (d) The Borrower and Jayark shall at any time or from time to time execute and deliver such further instruments, and take such further action as the Bank may reasonably request, in each case to further affect the purposes of this Agreement or any of the Loan Documents, including, without limitation, the execution and delivery of additional UCC-1 Financing Statements to be filed with the county recorder having jurisdiction over the Borrower's chief executive office located in Jeffersonville, Indiana. In addition, the Borrower will use its reasonable efforts, such efforts to be documented in writing, to obtain a landlord waiver in form and substance acceptable to the Bank to be signed by the Borrower's landlord within fifteen
          (15) days of the date of this Agreement relating to the Borrower's lease of warehouse space in Rancho Dominguez, California. The Borrower's failure, through no fault of its own, to obtain such landlord waiver shall not constitute a default under this Agreement.

          (e) On a weekly basis, the Borrower shall deliver a report to the Bank with respect to any inventory of the Borrower which is in transit to or from a warehouse maintained by the Borrower, including, without limitation, any inventory purchased by the Borrower which is being transported by ocean going vessel to a port in the United States, setting forth the following: (i) a description and the amount of such inventory, (ii) the name of the shipper, (iii) the carrier which is transporting such inventory, and (iv) the shipping charges owed to such carrier for such shipment and the total amount unpaid to such carrier for all shipments to date. To the extent that such inventory is represented by a bill of lading, the Borrower shall immediately deliver such bill of lading to the Bank on demand.
          (f) The Borrower shall deliver the following financial information to the Bank, in form and substance satisfactory to the Bank: (i) on a daily basis, a listing of the Borrower's sales for the previous day,
          (ii) on a weekly basis, a cash flow report, showing the cash flow for the Borrower for the period from the date of this Agreement through the date of such cash flow report, with comparisons to the amounts budgeted for such period, a listing of the inventory of the Borrower, and a completed Borrowing Base Certificate in the form of Exhibit A attached to the Loan Agreement, (iii) on a monthly basis, within twenty (20) days of the end of each calendar month, an aging of the accounts receivable of the Borrower, an aging of the accounts payable of the Borrower, and a listing of the inventory of the Borrower, (iv) on a monthly basis, within thirty (30) days of the end of each calendar month, a consolidating balance sheet, profit and loss statement and statement of cash flows of the Borrower, together with a Certificate of No Defaults, signed by the President or the Chief Financial Officer of the Borrower in the form of Exhibit A attached hereto, and (v) any other financial information requested by the Bank from time to time. During normal business hours, the Borrower shall permit the Bank or its designated agents to inspect the books and records of the Borrower and to make copes therefrom, all at the cost and expense of the Borrower.
          (g) The Borrower shall not request, and the Bank shall not be required to issue, letters of credit to be issued by the Bank which have expiration dates later than May 30, 1997.
          (h) The Borrower shall, on demand, pay all of the fees and expenses of counsel for the Bank.
          (i) If, at any time and for any reason, the aggregate amount of the outstanding loans made to the Borrower pursuant to the Loan Documents exceeds the lesser of the Credit Limit or the Borrowing Base (as defined in the Loan Agreement as amended hereby), then the Borrower shall, within one business day after demand by the Bank, pay to the Bank, in cash, the amount of such loans in excess of the Credit Limit.
     Section 7. Amendment and Modifications to Loan Agreement. The Loan Agreement is hereby amended and modified in the following respects:
          (a) Section 5(a)(4) of the Loan Agreement is hereby amended in its entirety as follows:
          (4)  the lesser of:
               (i) an amount equal to (a) $2,750,000 from the date hereof through and including March 31 1997 or (b)
               $2,500,000 thereafter; or

               (ii)forty-five percent (45%) of all Eligible Inventory (as defined below) consisting of finished goods located in warehouses, in transit or which have been ordered pursuant to a purchase order backed by a letter of credit issued by the Bank, but which have not yet been negotiated (exclusive of Inventory in Transit covered by subsection (3) above); MINUS

          (b) Section 5(a)(5) of the Loan Agreement is hereby amended in its entirety as follows:
          (5) one hundred percent (100%) of the aggregate amount then undrawn on all outstanding letters of credit and Banker's Acceptances issued by the Bank for the account of the Borrower, which shall in no event exceed $750,000.

          (c) Section 5(b) of the Loan Agreement is hereby amended in its entirety to read as follows:
          (b) The term "Credit Limit" as used herein shall mean, (i) during the period prior to and including April 15, 1997, an amount equal to $7,250,000, (ii) during the period from April 16, 1997 through and including May 15, 1997, an amount equal to $7,000,000, and (iii) after May 16, 1997, an amount equal to $6,750,000.

          (d) Section 12(h) of the Loan Agreement is hereby amended by deleting the phrase "forty-five (45) days" and inserting, in its place, the phrase "thirty (30) days".
          (e) Section 14(g) of the Loan Agreement is hereby amended in its entirety to read as follows:
               (g) (Liens) create, permit to be created or suffer to exist any lien, encumbrance, charge, security interest or any other type of preferential arrangement, or grant a negative pledge to any party other than the Bank
               (collectively, "Lien") upon any of the Collateral or any other property of Borrower, now owned or hereafter acquired, except: (i) landlords', carriers', warehousemen's, mechanics' and other similar Liens arising by operation of law in the ordinary course of Borrower's business; which secure indebtedness not yet due and payable, (ii) arising out of pledges or deposits under worker's compensation, unemployment insurance, old age pension, social security, retirement benefits or other similar legislation; (iii) purchase money Liens arising in the ordinary course of business (so long as the indebtedness secured thereby does not exceed the lesser of the cost or fair market value of the property subject thereto, and such Lien extends to no other property); (iv) those Liens and encumbrances set forth on Schedule "B" annexed hereto; and (v) in favor of Bank;

          (f) Section 14(l) of the Loan Agreement is hereby amended in its entirety to read as follows:
               (l) (Transactions with Affiliates) enter into any lease or other transaction with any shareholder, officer, subsidiary, parent, any subsidiary of any parent, any affiliate or any affiliate of any parent, on terms any less favorable than those which might be obtained from persons who (or entities which) are not such a shareholder, officer, subsidiary, parent or affiliate; provided, however, Borrower shall not make any payments to its parent corporation in any one month in excess of $20,000 in consideration for services to be provided to the Borrower by Jayark Corporation, which payments shall be subject to that certain Subordination Agreement, dated as of even date herewith;

     Section 8.     Amendment and Modification to Multi-Entity Guaranty.
     Section 1 of the Multi-Entity Guaranty is hereby amended by inserting the following at the end thereof:
               Notwithstanding anything to the contrary contained in this Guaranty, (i) the liability of AVES hereunder shall be terminated, and (ii) the liability of Jayark Corporation hereunder with respect to the Obligations owing by Rosalco, Inc. shall be the sum of all such Obligations up to but not exceeding Two Hundred Thousand Dollars ($200,000) in the aggregate, which amount shall specifically include: (i) all costs and expenses (including court costs and legal expenses) reasonably incurred or expended by the Bank in connection with this Guaranty and the enforcement hereof, (ii) all interest on amounts recoverable under this Guaranty from the time such amounts become due until payment at the rate applicable to the Obligations owing by Rosalco, Inc, and
               (iii) any other amounts due and owing under this Guaranty. Each payment by Jayark Corporation pursuant to this Guaranty on account of the Obligations of Rosalco, Inc. shall reduce the liability of Jayark Corporation hereunder by a like amount. The dealings of the Bank with any Customer need not be limited to any particular sum notwithstanding the limitation herein upon the liability of Jayark Corporation. The Bank shall not take any action to collect upon or enforce this Guaranty against Jayark Corporation on account of the Obligations of Rosalco, Inc. until the expiration of forty-five (45) days from the date that the Bank first makes written demand upon Jayark for payment of such Obligations pursuant to this Guaranty.

     Section 9. Accumulated Operating Cash Flow. The Borrower shall have attained a minimum of the following Accumulated Operating Cash Flow as of the each of the following dates:

                                        Minimum Accumulated
          Attainment Date               Operating Cash Flow

          March 31, 1997                   $ 25,000
          April 30, 1997                   $425,000

Accumulated Operating Cash Flow shall be calculated on a consistent basis in accordance with the calculations contained in Exhibit B attached hereto.
     Section 10. Release. Each of the Borrower, AVES, Jayark and the Limited Guarantor, on its own behalf and on behalf of its prospective shareholders, directors, employees and agents and their successors and assigns, hereby waive, release and discharge the Bank and all directors, officers, employees, attorneys and agents of the Bank, from any and all claims, demands, actions or causes of action arising out of or in any way relating to the Loan Documents or the AVES Loan Documents and any documents, agreements, dealings or other matters connected with the Loan Documents or the AVES Loan Documents, including without limitation all known and unknown matters, claims, transactions or things occurring prior to the date of this Agreement relating to the Loan Documents or the AVES Loan Documents. AVES specifically and expressly represents and warrants to the Bank that AVES has no claims, counterclaims, rights of set-off, defenses of any kind, demands, actions or causes of action arising out of or in any way relating to the Loan Documents or the AVES Loan Documents or any documents, agreements, dealings or other matters connected with the Loan Documents or the AVES Loan Documents, including without limitation all known and unknown matters, claims, transactions or things occurring prior to the date of this Agreement relating to the Loan Documents or the AVES Loan Documents. The Limited Guarantor specifically and expressly represents and warrants to the Bank that the Limited Guarantor has no claims, counterclaims, rights of set off, defenses of any kind, demands, actions or causes of action arising out of or in any way relating to the Loan Documents or the AVES Loan Documents and any documents, agreements, dealings or other matters connected with the Loan Documents or the AVES Loan Documents, including without limitation all known and unknown matters, claims, transactions or things occurring prior to the date of this Agreement relating to the Loan Documents or the AVES Loan Documents.

     Section 11.    Representations and Warranties.
          (a) All of the representations and warranties made by the Borrower in the Loan Agreement are true and correct as of the date hereof as if made on and as of the date hereof, except to the extent that any of such representations and warranties relate by their terms to a prior date or except as otherwise disclosed in writing to the Bank on or before such date; and the Borrower has no actual knowledge that any other representations and warranties made by the Borrower in the Loan Documents are not true and correct on and as of the date hereof.
          (b) Neither the execution and delivery of this Agreement, nor the consummation of the transactions herein contemplated, nor the compliance with the provisions hereof will violate any provisions of the Articles of Organization or Bylaws of the Borrower, AVES or Jayark, or any law, statute or regulation, or any order or decree of any court or governmental instrumentality, or will conflict with, or result in a breach of, or constitute a default under, any indenture, mortgage, deed of trust, agreement or other instrument to which the Borrower, AVES, Jayark or the Limited Guarantor is a party or by which any of them or any of their property may be bound, or, except as contemplated under this Agreement, result in the creation or imposition of any mortgage, pledge, security interest, encumbrance, lien, charge, attachment, judgment, levy, or other condition having the practical effect of any of the foregoing upon any property of the Borrower, AVES, Jayark and the Limited Guarantor.
          (c) The Borrower, AVES and Jayark have the corporate power and authority to execute, deliver and carry out the terms and provisions of this Agreement and the other documents executed in connection herewith or contemplated hereby (collectively, the "Forbearance Documents"), and the Borrower, AVES and Jayark have taken or caused to be taken all necessary corporate action to authorize the execution, delivery and performance of this Agreement and the Forbearance Documents. This Agreement and each of the Forbearance Documents constitute the legal, valid and binding obligations of the Borrower, AVES, Jayark and the Limited Guarantor and are enforceable in accordance with their respective terms.
          (d) To the best knowledge of the Borrower, there are no material Events of Default under the Loan Documents existing as of the date hereof other than the Events of Default listed as items 1-13 on Schedule A attached hereto
     Section 12. Forbearance Fee. Commencing on the date hereof, and until the Obligations are paid in full, the Borrower shall pay to the Bank a fee equal to $20,000 per month (the "Forbearance Fee"), payable in advance on the first day of each month beginning with the month of March , 1997 (which initial Forbearance Fee shall be due and payable on the date hereof), provided, that one-half of the amount of each required payment of the Forbearance Fee shall be deferred and paid on the Forbearance Termination Date, provided further, that if the Borrower repays the Obligations in full prior to the Forbearance Termination Date, the deferred portion of the Forbearance Fee will be waived. The Forbearance Fee replaces the $7,500 monthly administrative fee currently being charged pursuant to the Loan Documents.

     Section 13. Consent to Appointment of Receiver. In addition to all of the other rights and remedies available to the Bank under this Agreement and the Loan Documents, on or after the Forbearance Termination Date, each of the Borrower and Jayark expressly consents to the appointment of a receiver as requested by the Bank in its sole discretion for its properties and business in any state or federal court proceeding or administrative proceeding. The Borrower will take no action to contest, object to or otherwise interfere with the request for or appointment of a receiver and the Borrower shall cooperate fully in making all of its books and records available to a receiver and in giving such receiver dominion and control over all properties, business records and business of the Borrower. If the Bank requests the appointment of a receiver, the Borrower will promptly execute all documents required by the Bank to evidence the Borrower's consent to such appointment. The Bank shall provide the Borrower with seven (7) business days prior written notice of any request by the Bank for the appointment of a receiver. The Bank's right to require a receiver for Borrower's properties and business shall be in addition to, and not in lieu or limitation of, the Bank's other rights and remedies under the Loan Documents, this Agreement or otherwise and may be executed by the Bank prior to, concurrently with, or successive to any other rights and remedies available.
     Section 14. No Waiver. Except as otherwise expressly provided for in this Agreement, nothing in this Agreement shall extend to or affect in any way any of the obligations of the Borrower or Jayark or any of the Bank's rights and remedies arising under the Loan Documents. The acceptance by the Bank of any partial payment of any amount due shall not constitute a waiver of the rights of the Bank to collect the remaining portion thereof.
     Section 15. Release of AVES. Upon compliance with the conditions precedent set forth in Section 5 hereof, the obligations of AVES as a guarantor under the Multi-Entity Guaranty shall be terminated and the Bank hereby waives, releases and discharges AVES from all claims, demands, actions or causes of action arising out of or relating to the Multi-Entity Guaranty. The Borrower has advised the Bank that the loan to Jayark will be secured by a pledge of AVES common stock.
     Section 16. Release of the Limited Guarantor. Upon compliance with the conditions precedent set forth in Section 5 hereof, the obligations of the Limited Guarantor as a guarantor under the Limited Guaranty shall be terminated and the Bank hereby waives, releases and discharges the Limited Guarantor from all claims, demands, actions or causes of action arising out of or relating to the Limited Guaranty.
     Section 17. Expenses. The Borrower agrees to pay to the Bank on the date hereof and upon demand from time to time hereafter (a)an amount equal to any and all reasonable out-of-pocket costs or expenses (including reasonable legal fees and disbursements) incurred or sustained by the Bank in connection with the administration of credit extended by the Bank to the Borrower or the preservation of or enforcement of its rights under the Loan Documents or in respect of any of the Borrower's other obligations to the Bank. The Borrower hereby authorizes and directs the Bank, upon five (5) day's notice from the Bank, to charge the Borrower's deposit accounts at the Bank for all such costs and expenses.
     Section 18. Notices. All notices, demands or other communications required or permitted hereunder shall be in writing and shall be telecopied (followed by overnight mail), personally delivered or sent by registered or certified mail, postage-prepaid, return receipt requested, or by receipted overnight delivery service to the addressee, at its address set forth below:

If to the Borrower:                     With a copy to:

     Rosalco, Inc.                           Robert Nolt
     257 America Place                       300 Plaza Drive
     Jeffersonville, IN 47130                Vestal, NY 13850
     Fax:  (812) 284-6658                    Fax:  (607) 797-7103

If to Jayark, AVES or the                    With a copy to:
Limited Guarantor:

     c/o David L. Koffman                    Robert Nolt
     300 Plaza Drive                         300 Plaza Drive
     Vestal, NY 13850                        Vestal, NY 13850
     Fax:  (607) 797-7103                    Fax:  (607) 797-7103

If to the Bank:                              With a Copy to;

     State Street Bank and Trust Company     Mintz, Levin, Cohn, Ferris,
     225 Franklin Street                     Glovsky and Popeo, P.C.
     Boston, MA 02110                        One Financial Center
     Attention:  John D. Gaziano, Jr., V.P.  Boston, MA 02111
     Attention:  James M. Benninger, V.P.    Attention:  Paul J. Ricotta
     Fax: (617) 664-4176                     Fax:  (617) 542-2241

or at such other address as shall be designated by any of the foregoing parties in a written notice to the other parties complying as to delivery with the terms of this Section. All such communications shall be deemed received (i) in the case of hand delivery, on the day of delivery, (ii) in the case of overnight mail or overnight courier service, on the next business day after such communication is mailed, postage prepaid, or placed in the hands of such courier service for delivery, (iii) in the case of telecopy, on the day the sender receives electronic confirmation that a facsimile has been successfully transmitted to the recipient thereof, and (iv) in the case of registered or certified mail, on the fifth business day after such communication is mailed, postage prepaid, with the United States Postal Service.

    Section 19. Miscellaneous.
          (a) This Agreement shall be binding and shall be deemed effective only when executed by all of the parties hereto.
          (b) This Agreement shall bind and inure to the benefit of the respective successors and assigns of each of the parties hereto; provided, however, neither the Borrower, AVES, Jayark nor the Limited Guarantor may assign this Agreement or any rights or obligations hereunder, and any prohibited assignment shall be absolutely void. Without notice to or consent of the Borrower, AVES, Jayark or the Limited Guarantor, the Bank may assign this Agreement and its rights and duties hereunder. The parties hereto do not intend that any of the benefits of this Agreement shall inure to any third party, and no third party shall be a third party beneficiary hereof.
          (c) Headings and section numbering contained in this Agreement have been set forth herein for convenience only.
          (d) Each provision of this Agreement shall be severable from every other provision of this Agreement for the purposes of determining the legal enforceability of such provision, and the unenforceability of any provision of this Agreement shall not invalidate the enforceability of any other provision of this Agreement.
          (e) This Agreement constitutes the entire Agreement among the parties hereto with respect to the Bank's forbearance of its rights and remedies under the Loan Documents.
          (f) This Agreement cannot be changed or terminated orally, but only by a writing signed by all of the parties hereto.
          (g) This Agreement supersedes all prior agreements, understandings and negotiations relating to the Bank's forbearance as provided herein, all of which are merged into this Agreement.

          (h) This Agreement may be executed in any number of counterparts each of which, when executed and delivered, shall be deemed to be an original and all of which, when taken together, shall constitute but one and the same Agreement.
     Section 20. Continuing Effect. Except as specifically modified hereby, the Loan Documents shall remain in full force and effect, and the Borrower and Jayark acknowledge and agree to comply with all of the provisions of the Loan Documents, as modified hereby.
     Section 21. No Future Commitments. The Borrower, AVES, Jayark and the Limited Guarantor acknowledge that while the Bank may agree to review a plan or plans for restructuring of the existing obligations, the Bank has not agreed or committed to enter into such restructuring. Nothing contained in this Agreement shall be deemed to constitute the Bank's agreement that the

Bank will agree to any restructuring. The Borrower, AVES, Jayark and the Limited Guarantor acknowledge and agree that they are not relying upon any expectation that the Bank will agree to any restructuring in the future. The Borrower, AVES, Jayark and the Limited Guarantor further acknowledge and agree that, absent a written modification of the terms of this Agreement in accordance with the provisions hereof, the Obligations shall become due and payable in full in cash on the Forbearance Termination Date.
     Section 22. WAIVER OF JURY TRIAL. THE BORROWER HEREBY WAIVES ITS RIGHT TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, THE LOAN DOCUMENTS OR ANY OF THE BORROWER'S OBLIGATIONS HEREUNDER OR THEREUNDER OR THE PERFORMANCE OF SUCH OBLIGATIONS.
     Section 23. Governing Law. This Agreement shall be governed and construed in accordance with the laws of The Commonwealth of Massachusetts.
     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed by its duly authorized officer as of the day and year first above written.

WITNESS:                           ROSALCO, INC.

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman
                                   Its:  Chairman

WITNESS:                           STATE STREET BANK AND TRUST COMPANY

Name: /s/ Paul J. Ricotta          Name: /s/ James M. Benninger
                                   Its:  Vice President

WITNESS:                           JAYARK CORPORATION

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman
                                   Its: Chairman

WITNESS: Agreed to solely with respect to Sections 4(d), 5(j), 10, 11(b),11(c), 16, 19(b) and
                                   21 hereof:

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman
                                   Its: Limited Guarantor

                                   Agreed to solely with respect to Sections
                                   4(d), 5(d), 5(f), 10, 11(b), 11(c), 15, 19(b)
                                   and 21 hereof:

WITNESS:                           AVES AUDIO VISUAL SYSTEMS, INC.

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman
                                   Its: Chief Executive Officer

                                   SCHEDULE A

                               SPECIFIED DEFAULTS

     Prior to and as of the date hereof but not after the date hereof, the Borrower is in default of the following financial covenants:

          1. Section 14(b) of the Loan and Security Agreement (All Assets) (the "Loan Agreement") with respect to the Debt to Capital Base;

          2. Section 14(c) of the Loan Agreement with respect to the Current Ratio;

          3. Section 14(d) of the Loan Agreement with respect to Minimum Net Earnings; and

          4. Section 14(i) of the Loan Agreement with respect to loans made by the Borrower.

          5. Section 14(j) of the Loan Agreement with respect to the guaranty of indebtedness.

          6. Section 14(l) of the Loan Agreement with respect to leases with shareholders or affiliates of the Borrower.

          7. Section 15(c) of the Loan Agreement with respect to violations of the Loan Documents

          8. Section 15(f) of the Loan Agreement with respect to liens of creditors.

          9. Section 15(l) of the Loan Agreement with respect to material adverse changes in the financial condition of the Borrower.

          10. Section 15(o) of the Loan Agreement with respect to changes in the identify of the management of the Borrower.

          11. Section 15(u) of the Loan Agreement with respect to the occurrence of an event of default by a guarantor

          12. Section 15(x) of the Loan Agreement with respect to the occurrence of an event of default under the Loan and Security Agreement (All Assets) between AVES and the Bank on account of the occurrence of an event of default under the Loan Documents.

          13. Section 5(a) of the Loan Agreement with respect to the aggregate principal amount of the loan.

     The Borrower has informed the Bank that prior to and as of the date hereof but not after the date hereof, the Borrower may be in default of other covenants and obligations under the Loan Documents. The Bank acknowledges that these additional defaults, although not enumerated, shall constitute Specified Defaults.

                                    EXHIBIT A

                       FORM OF CERTIFICATE OF NO DEFAULTS

     I do hereby certify to State Street Bank and Trust Company (the "Bank") that I have reviewed the Forbearance and Modification Agreement dated as of March 12, 1997 among the Bank, Rosalco, Inc., AVES Audio Visual Systems, Inc., Jayark Corporation and David L. Koffman (the "Forbearance Agreement") and the Loan Documents (as defined therein); I further certify that I have caused the investigations necessary to make this certification; I further certify that to the best of my knowledge no default under the Forbearance Agreement or Event of Default (as defined in the Loan Documents) exists as of the date hereof [or describing such default or Event of Default if one exists].

     Dated:    This 12th day of March, 1997

                                        Name: /s/ David L. Koffman
                                        Title: Chairman

                                    EXHIBIT B

                                  ROSALCO, INC.
                                    11-FEB-97

                 12-MAR      14-MAR         21-MAR        28-MAR         04-APR

Revenue                     542,850        814,278       856,393        271,425
Gross Profit                 74,101        111,152       116,901         37,051
Gross Margin                  13.7%          13.7%         13.7%          13.7%
Operating Inc                35,921        (10,087)     (169,272)      (116,561)
EBT                         (17,674)       (10,087)     (169,272)      (116,561)

OCF                          49,611        (80,155)      107,618       (258,207)
Accum                        49,611        (30,544)       77,074       (181,133)

Interest                    (53,595)
Proceeds                  1,000,000
NCF                         996,016        (80,155)      107,618       (258,207)
Accum                       996,016        915,881     1,023,479        765,272

OCF-tested monthly                                        77,074

Covenant                                               > $25,000

Collateral
A/R 1/2       3,727,993   2,841,502      3,098,677     3,193,475      3,120,995
A/R other     1,131,216   1,147,922      1,251,818     1,290,113      1,260,832
Cust L/C        116,183     300,000        300,000       300,000        300,000
Inventory     5,738,715   6,120,075      5,758,351     5,360,590      5,607,545
Total        10,714,110  10,409,499     10,406,844    10,144,178     10,289,372

Rates
A/R 1/2             90%         90%            90%           90%            90%
A/R other           80%         80%            80%           80%            80%
Cust L/C            90%         90%            90%           90%            90%
Inventory           45%         45%            45%           45%            45%

Availability
A/R 1/2       3,355,195   2,557,352      2,788,809     2,874,128      2,808,896
A/R other       904,973     918,338      1,001,453     1,032,090      1,006,668
Cust L/C        104,565     270,000        270,000       270,000        270,000
Inventory     2,582,422   2,750,000      2,591,258     2,412,268      2,500,000
Total         6,947,158   6,495,889      6,651,520     6,588,483      6,587,561

Borrowings
(proceeds)     (150,000)   (150,000)      (150,000)     (150,000)      (150,000)
Line          6,790,385   6,319,290      6,399,445     6,291,826      6,550,034
L/C's           282,879     250,000        250,000       250,000        250,000
Total         6,923,264   6,419,290      6,499,445     6,391,826      6,650,034

Excess Avail     23,892      76,389        152,075       196,657        (62,473)

Monthly Max
Borrowings                                             6,499,445
Inventory                                              6,120,075
Inv. Avail                                             2,750,000


                       11-APR         18-APR        25-APR         02-MAY

Revenue                407,138        542,850       678,563        814,276
Gross Profit            59,627         84,903       112,880        143,558
Gross Margin             14.6%          15.6%         16.6%          17.6%
Operating Inc           39,322        (30,942)       50,210       (254,925)
EBT                     (9,549)       (30,942)       50,210       (254,925)

OCF                    228,260        330,694       175,275       (230,323)
Accum                   47,127        377,821)      553,096        322,773

Interest               (48,871)
Proceeds             1,000,000
NCF                    179,389        330,694       175,275       (230,323)
Accum                  944,661      1,275,355     1,450,630      1,220,307

OCF-tested monthly                                  553,096

Covenant                                          >$500,000

Collateral
A/R 1/2              3,050,079      2,902,574     2,757,906      2,947,960
A/R other            1,232,184      1,172,594     1,114,150      1,190,929
Cust L/C               300,000        300,000       300,000        300,000
Inventory            5,504,194      6,372,113     5,284,003      5,192,245
Total               10,088,457      9,747,281     9,466,059      9,631,134

Rates
A/R 1/2                    90%            90%           90%            90%
A/R other                  80%            80%           80%            80%
Cust L/C                   90%            90%           90%            90%
Inventory                  45%            45%           45%            45%

Availability
A/R 1/2              2,745,071      2,612,317     2,482,115      2,653,164
A/R other              985,747        938,075       891,320        952,743
Cust L/C               270,000        270,000       270,000        270,000
Inventory            2,476,887      2,417,451     2,382,301      2,336,610
Total                6,477,706      6,237,843     6,025,737      6,212,417

Borrowings
(proceeds)            (150,000)      (150,000)     (150,000)      (150,000)
Line                 6,370,645      6,039,951     6,884,878      6,094,999
L/C's                  250,000        250,000       250,000        250,000
Total                6,470,645      6,139,951     5,964,676      6,194,999

Excess Avail             7,051         97,892        61,051         17,418

Monthly Max
Borrowings                                        6,650,034
Inventory                                         6,607,545
Inv. Avail                                        2,500,000


                  09-MAY      16-MAY      23-MAY      30-MAY        TOTAL

Revenue           421,177     561,569     842,354     982,747     7,735,620
Gross Profit       78,444     111,632     167,448     195,356     1,293,053
Gross Margin        18.6%       19.9%       19.9%       19.9%         15.7%
Operating Inc      58,139      (8,394)    129,343    (169,693)     (448,919)
EBT                10,897      (8,394)    129,343    (169,693)     (598,827)

OCF               240,034     329,535     243,718    (723,734)      412,328
Accum             562,807     892,342   1,136,060     412,328

Interest          (47,242)
Proceeds
NCF               192,792     329,535     243,718    (723,734)    1,262,618
Accum           1,413,099   1,742,634   1,988,352   1,262,618

OCF-tested monthly

Covenant

Collateral
A/R 1/2         2,874,208   2,721,030   2,712,520   3,143,688
A/R other       1,161,134   1,099,253   1,095,815   1,270,000
Cust L/C          300,000     300,000     300,000     300,000
Inventory       5,120,001   5,030,928   4,897,313   4,741,273
Total           9,455,343   9,151,209   9,005,648   9,454,981

Rates
A/R 1/2               90%         90%         90%         90%
A/R other             80%         80%         80%         80%
Cust L/C              90%         90%         90%         90%
Inventory             45%         45%         45%         45%

Availability
A/R 1/2         2,686,787   2,448,927   2,441,268   2,829,319
A/R other         928,907     879,402     876,652   1,018,000
Cust L/C          270,000     270,000     270,000     270,000
Inventory       2,304,000   2,263,917   2,203,791   2,133,573
Total           6,089,695   5,882,248   5,791,711   6,248,892

Borrowings
(proceeds)       (150,000)   (150,000)   (150,000)   (150,000)
Line            5,902,207   5,572,673   5,328,955   6,052,689
L/C's             250,000     250,000     250,000     250,000
Total           6,002,207   5,672,873   5,428,955   6,152,689

Excess Avail       87,488     189,573     362,768      98,203

Monthly Max
Borrowings                                          6,194,999
Inventory                                           5,192,245
Inv. Avail                                          2,336,510

 Proceeds          March        April       May
$  150,000          45%          45%        45%
   850,000
$1,000,000

                                EXHIBIT 10(26)
                                --------------

STOCK PLEDGE AGREEMENT

      This STOCK PLEDGE AGREEMENT (as amended, amended and restated, supplemented or otherwise modified from time to time, this "Agreement"), dated as of March 12, 1997, is made by JAYARK CORPORATION a New York corporation, with its principal place of business at 300 Plaza Drive, Vestal, New York 13850 (the "Pledgor"), in favor of STATE STREET BANK AND TRUST COMPANY, having an office at 225 Franklin Street, Boston, Massachusetts 02110 (the "Secured Party").

       WHEREAS, the Secured Party intends to enter into a Forbearance and Modification Agreement (the "Forbearance Agreement"), dated of even date herewith, with Rosalco, Inc. f/k/a Rosalco Acquisition Corporation (the "Borrower"), whereby the Secured Party will agree to forbear from exercising certain rights and remedies against the Borrower, a wholly owned subsidiary of the Pledgor, on account of defaults under certain credit facilities extended by the Secured Party to the Borrower, which credit facilities are evidenced by, among other things, a certain Loan and Security Agreement (the "Loan Agreement"), dated as of April 29, 1996, between the Borrower and the Secured Party, and a $10,000,000 Note-Grid-Fluctuating Interest (the "Note"), dated as of April 29, 1996, made by the Borrower in favor of the Secured Party.

     WHEREAS, it is a condition precedent to the effectiveness of the Forbearance Agreement that the holder of the outstanding capital stock of the Borrower shall pledge its stock to secure the payment and performance of all of the Secured Obligations (as hereinafter defined).

      WHEREAS, the Pledgor is the legal and beneficial owner of the shares of capital stock of the Borrower as listed on Schedule A attached hereto (collectively, the "Pledged Shares"), which shares constitute all of the issued and outstanding shares of all classes of capital stock of the Borrower.

      NOW, THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      Section 1. Pledge. The Pledgor hereby pledges and grants to the Secured Party a continuing first priority security interest in all of the Pledgor's now existing or hereafter arising right, title and interest in and to the following property (collectively, the "Pledged Collateral") to secure all of the Secured Obligations:

           (i) the Pledged Shares (which to the extent permitted by law are, and shall remain at all times until this Agreement terminates, certificated securities) and any interest of the Pledgor in the entries on the books of any financial intermediary pertaining to the Pledged Shares;

           (ii) all additional shares of stock of the Borrower from time to time acquired by the Pledgor in any manner (which to the extent permitted by law are, and shall remain at all times until this Agreement terminates, certificated securities), which shares shall be deemed to be part of the Pledged Shares, and any interest of the Pledgor in the entries on the books of any financial intermediary pertaining to such additional shares;

           (iii) all dividends, cash, options, warrants, rights, instruments, distributions, returns of capital, income, profits and other property, interests or proceeds from time to time received, receivable or otherwise distributed or owing to the Pledgor in respect of, or in exchange for, any or all of the Pledged Shares (collectively, "Distributions"); and

           (iv) all Proceeds (as defined under the UCC as in effect in any relevant jurisdiction or under other relevant law) of any of the foregoing (i)-(iii), including, without limitation, any and all (a) proceeds of any insurance, indemnity, warranty or guarantee payable to the Pledgor at any time with respect to any of the Pledged Collateral,
     (b) payments (in any form whatsoever) made or due and payable to the Pledgor in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the Pledged Collateral by any governmental authority (or any person or entity acting on behalf of a governmental authority), (c) instruments representing obligations to pay amounts in respect of any Pledged Shares, and (d) other amounts at any time paid or payable under or in connection with any of the Pledged Collateral.

      Section 2. Secured Obligations. This Agreement secures, and the Pledged Collateral is collateral security for, the prompt payment and performance in full when due, whether at stated maturity, by acceleration or otherwise (including, without limitation, the payment of interest and other amounts which would accrue and become due but for the filing of a petition in bankruptcy or the operation of the automatic stay under Section
362(a) of the Bankruptcy Code) of (i) all obligations of the Pledgor now or hereafter existing under or in respect of the Loan Agreement, the Note and the Forbearance Agreement, and (ii) all obligations of the Pledgor now or hereafter existing under or in respect of this Agreement (the obligations described in clauses
(i)  and  (ii)  are  collectively referred  to  as  the  "Secured
Obligations").

       Section 3. Delivery of Pledged Collateral. All certificates, agreements or instruments representing or evidencing the Pledged Collateral, to the extent not previously delivered to the Secured Party, shall immediately upon receipt thereof by the Pledgor be delivered to and held by or on behalf of the Secured Party pursuant hereto. All Pledged Collateral shall be in suitable form for transfer by delivery and shall be accompanied by duly executed instruments of transfer or assignment in blank (with signatures appropriately guaranteed), all in form and substance satisfactory to the Secured Party. The Secured Party shall have the right, at any time after the occurrence and during the continuance of any default under the Forbearance Agreement, with or without notice to the Pledgor, (i) to endorse, assign or otherwise transfer, or to register in the name of the Secured Party or any of its nominees, any or all of the Pledged Collateral, and (ii) to exchange certificates representing or evidencing Pledged Collateral for certificates of smaller or larger denominations.

      Section 4. Representations and Warranties. The Pledgor represents and warrants as follows:

      (a) The Pledgor is, and at the time of any delivery of any Pledged Collateral to the Secured Party will be, the legal and beneficial owner of the Pledged Collateral. All Pledged Collateral is and will be owned by the Pledgor free and clear of any lien or other encumbrance except for the lien created by this Agreement.

      (b) The Pledgor has full power, authority and legal right to pledge all the Pledged Collateral pursuant to this Agreement. This Agreement constitutes the legal, valid and binding obligation of the Pledgor, enforceable against the Pledgor in accordance with its terms.

     (c) No consent of any party, and no consent, authorization, approval, or other action by, and no notice to or filing with, any governmental authority or other person or entity is required either (a) for the pledge by the Pledgor of the Pledged Collateral pursuant to this Agreement or for the execution, delivery or performance of this Agreement by the Pledgor, (b) for the exercise by the Secured Party of the voting or other rights provided for in this Agreement, or (c) for the exercise by the
Secured Party of the remedies in respect of the Pledged Collateral pursuant to this Agreement.

      (d) All of the Pledged Shares have been, and to the extent hereafter issued will be, duly authorized and validly issued and fully paid and nonassessable.

      (e) As of the date hereof, (a) the Pledged Shares of the Borrower identified on Schedule A constitute all of the issued and outstanding shares of capital stock of the Borrower, and (b) Schedule A constitutes a true and complete description of the Pledged Shares.

      (f) The Pledgor has delivered to the Secured Party all certificates representing the Pledged Shares, and such delivery of the Pledged Collateral pursuant to this Agreement creates a valid and perfected first priority security interest in the Pledged Collateral securing the payment of the Secured Obligations.

      (g) All information set forth herein relating to the Pledged Collateral is accurate and complete in all respects.

      (h) The pledge of the Pledged Collateral pursuant to this Agreement does not violate Regulation G, T, U or X of the Federal
Reserve Board.

     Section 5.  Covenants

      (a) The Pledgor shall not (i) sell, convey, assign or otherwise dispose of, or grant any option, right or warrant with respect to, any of the Pledged Collateral, (ii) create or permit to exist any lien or other encumbrance upon or with respect to any Pledged Collateral other than the lien and security interest granted to the Secured Party under this Agreement, or
(iii) permit the Borrower to merge, consolidate or change its legal form, except as expressly permitted by the Loan Agreement and unless all of the outstanding capital stock of the surviving or resulting corporation is, upon such merger or consolidation, pledged hereunder and no cash, securities or other property is distributed in respect of the outstanding shares of any other constituent corporation.

      (b) The Pledgor shall (i) cause the Borrower not to issue any stock or securities in addition to or in substitution for the Pledged Shares, except to the Pledgor, all of which shall be in certificated form, and (ii) pledge hereunder, immediately upon its acquisition (directly or indirectly) thereof, any and all additional stock or securities which are required to be pledged hereunder.

      (c) At any time and from time to time, at the expense of the Pledgor, the Pledgor shall promptly execute and deliver all further instruments and documents, including supplemental or additional UCC-1 financing statements, and take all further action that may be necessary or that the Secured Party may request, in order to perfect and protect any pledge or security interest granted or purported to be granted hereby or to enable the Secured Party to exercise and enforce its rights and remedies hereunder with respect to any Pledged Collateral.

      (d) The Pledgor at all times will be the sole beneficial owner of the Pledged Collateral.

      (e) The Pledgor shall, upon obtaining any additional Pledged Shares of the Borrower, promptly (and in any event within five (5) business days) deliver to the Secured Party all original certificates representing such additional Pledged Shares, together with appropriate stock powers signed in blank. All such additional Pledged Shares shall, for all purposes hereunder, be considered Pledged Collateral.

     Section 6.  Voting Rights; Distributions; Etc.

       (a) So long as no default hereunder or under the Forbearance Agreement shall have occurred and be continuing, the Pledgor shall be entitled to exercise any and all voting and other consensual rights pertaining to the Pledged Shares or any part thereof for any purpose not inconsistent with the terms or purpose of this Agreement; provided, however, that the Pledgor shall not in any event exercise such rights in any manner which may have an adverse effect on the value of the Pledged Collateral or the security intended to be provided by this Agreement.

      (b) Upon the occurrence and during the continuance of a default hereunder or under the Forbearance Agreement, all rights of the Pledgor to exercise the voting and other consensual rights it would otherwise be entitled to exercise pursuant to Section 6(a) hereof shall immediately cease, and all such rights shall become vested in the Secured Party, which shall thereupon have the sole right to exercise such voting and other consensual rights.

     (c) Without waiving, modifying or otherwise derogating from any prohibition against the making of Distributions by the Borrower as provided in the Loan Agreement, the Note or the Forbearance Agreement, all Distributions made by the Borrower, whether prior to, or after the occurrence of a default under the Forbearance Agreement, shall be delivered directly to the Secured Party for application to the Secured Obligations.

      (d) The Pledgor shall, at the Pledgor's expense, from time to time, execute and deliver to the Secured Party appropriate instruments as the Secured Party may request in order to permit the Secured Party to exercise the voting and other rights which it may be entitled to exercise pursuant to Section 6(b) hereof and to receive all Distributions which it may be entitled to receive pursuant to Section 6(c) hereof.

      (e) All Distributions which are received by the Pledgor contrary to the provisions of this Agreement shall be received in trust for the benefit of the Secured Party, shall be segregated from other funds of the Pledgor and shall immediately be paid over to the Secured Party as Pledged Collateral in the same form as so received (with any necessary endorsement).

      Section  7.   Remedies upon Default; Decisions Relating  to
Exercise of Remedies.

      (a) If any default hereunder or under the Forbearance Agreement shall have occurred and be continuing, the Secured Party shall have the right, in addition to other rights and remedies provided for herein or otherwise available to it to be exercised from time to time, (i) to retain and apply any Distributions to the Secured Obligations, and (ii) to exercise all the rights and remedies of a secured party on default under the  UCC  in effect in any applicable jurisdiction at that  time, and the Secured Party may also in its sole discretion, without notice except as specified below, sell the Pledged Collateral or any part thereof (including, without limitation, any partial interest in the Pledged Shares) in one or more parcels at public or private sale, at any exchange, broker's board or at any of the Secured Party's offices or elsewhere, for cash, on credit or for future delivery, and at such price or prices and upon such other terms as the Secured Party may deem commercially reasonable, irrespective of the impact of any such sales on the market price of the Pledged Collateral. The Secured Party or any of its
affiliates may be the purchaser of any or all of the Pledged Collateral at any such sale and shall be entitled, for the purpose of bidding and making settlement or payment of the purchase price for all or any portion of the Pledged Collateral sold at such sale, to use and apply any of the Secured Obligations as a credit on account of the purchase price of any Pledged Collateral. Each purchaser at any such sale shall acquire the property sold absolutely free from any claim or right on the part of the Pledgor, and the Pledgor hereby waives (to the full extent permitted by law) all rights of redemption, stay and/or appraisal which it now has or may at any time in the future have under any rule of law or statute now existing or hereafter enacted. The Pledgor acknowledges and agrees that, to the extent notice of sale shall be required by law, five (5) business days' notice to the Pledgor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. The Secured Party shall not be obligated to make any sale of Pledged Collateral regardless that a notice of sale may have been given. The Secured Party may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned. The Pledgor hereby waives any claims against the Secured Party arising by reason of the fact that the price at which any Pledged Collateral may have been sold at such a private sale was less than the price which might have been obtained at a public sale, even if the Secured Party accepts the first offer received and does not offer such Pledged Collateral to more than one offeree.

       (b) The Pledgor agrees that, by reason of certain prohibitions contained in the Securities Act of 1933, as amended (the "Securities Act"), and applicable state securities laws, the Secured Party may be compelled, with respect to any sale of all or any part of the Pledged Collateral, to limit purchasers to persons  or  entities  who will agree,  among  other  things,  to acquire the Pledged Collateral for their own account, for investment and not with a view to the distribution or resale thereof. The Pledgor acknowledges that any such private sales may be at prices and on terms less favorable to the Secured Party than those obtainable through a public sale without such restrictions (including, without limitation, a public offering made pursuant to a registration statement under the Securities
Act), and, notwithstanding such circumstances, agrees that any such private sale shall be deemed to have been made in a commercially reasonable manner and that the Secured Party shall have no obligation to engage in public sales and no obligation to delay the sale of any Pledged Collateral for the period of time necessary to permit the issuer thereof to register it under the Securities Act or under applicable state securities laws, even if such issuer would agree to do so.

      (c) If the Secured Party determines to exercise its right to sell any or all of the Pledged Collateral, upon written request, the Pledgor shall from time to time furnish to the Secured Party all such information as the Secured Party may request in order to determine the number of Pledged Shares included in the Pledged Collateral which may be sold by the Secured Party as exempt transactions under the Securities Act and the rules of the Securities and Exchange Commission thereunder, as the same are from time to time in effect.

      (d) In addition to any of the other rights and remedies hereunder, the Secured Party shall have the right to institute a proceeding seeking specific performance in connection with any of the agreements or obligations hereunder.

      (e) The surplus realized, if any, upon the liquidation of the Pledged Collateral shall be distributed in accordance with section 9-504 of the Uniform Commercial Code.

      Section 8. Attorney-in-Fact. Upon the occurrence and continuation of an Event of Default, the Pledgor appoints the Secured Party its attorney-in-fact with an interest, with full authority in the place and stead of the Pledgor and in the name of the Pledgor, or otherwise, from time to time in the Secured Party's discretion, to take any action and to execute any instrument consistent with the terms of this Agreement which the Secured Party may deem necessary or advisable to accomplish the purposes of this Agreement. The foregoing grant of authority is a power of attorney coupled with an interest and such appointment shall be irrevocable for the term of this Agreement. The Pledgor hereby ratifies all that such attorney shall lawfully do or cause to be done by virtue hereof.

      Section 9. Reasonable Care. The Secured Party shall be deemed to have exercised reasonable care in the custody and preservation of the Pledged Collateral in its possession if the Pledged Collateral is accorded treatment substantially equivalent to that which the Secured Party, in its individual capacity, accords its own property consisting of similar instruments or interests, it being understood that the Secured Party shall not have responsibility for, among other things, (i) ascertaining or taking action with respect to calls, conversions, exchanges, maturities, tenders or other matters relating to any Pledged Collateral, whether or not the Secured Party has or is deemed to have knowledge of such matters, (ii) taking any necessary steps to preserve rights against any person or entity with respect to any Pledged Collateral, or (iii) selling, liquidating or disposing of the Pledged Collateral, or agreeing to allow the Pledgor to do any of the same, in order to preserve the value of the Pledged Collateral.

      Section 10. Obligations Absolute. All obligations of the Pledgor hereunder shall be absolute and unconditional irrespective of (i) any bankruptcy, reorganization or the like of the Borrower, (ii) any lack of validity or enforceability of the Loan Agreement, the Note, the Forbearance Agreement or any related documents, (iii) any change in the time, manner or place of payment of, or in any other term of, all or any of the Secured Obligations, or any other amendment or waiver of, or any consent to any departure from the Loan Agreement, the Note, the
Forbearance Agreement or any related documents, (iv) any exchange, release or non-perfection of any other collateral, or any release or amendment or waiver of or consent to any departure from any guaranty, for all or any of the Secured Obligations; or
(v) any other circumstances which might otherwise constitute a defense available to, or a discharge of, the Borrower. The Pledgor hereby waives any and all suretyship defenses.

      Section 11. No Release. Nothing set forth in this Agreement shall (i) relieve the Pledgor from the performance of any term, covenant, condition or agreement on the Pledgor's part to be performed or observed under or in respect of any of the Pledged Collateral or from any liability to any person or entity under or in respect of any of the Pledged Collateral, or (ii) impose any obligation on the Secured Party to perform or observe any such term, covenant, condition or agreement on the Pledgor's part to be so performed or observed, or (iii) impose any liability on the Secured Party for any act or omission on the part of the Pledgor relating thereto or for any breach of any representation or warranty on the part of the Pledgor contained in this Agreement.

      Section 12. Termination. When all the Secured Obligations (other than Secured Obligations in the nature of continuing indemnities and expense reimbursement obligations not yet due and payable) have been indefeasibly paid in full in cash and have been terminated, this Agreement shall terminate. Upon termination of this Agreement, the Secured Party shall, upon the written request and at the expense of the Pledgor, forthwith assign, transfer and deliver to the Pledgor, against receipt and without recourse to or warranty by the Secured Party, such of the Pledged Collateral as may be in the possession of the Secured Party and as shall not have been sold or otherwise applied pursuant to the terms hereof, and, if applicable, shall execute UCC termination statements on Form UCC-3. The Secured Party shall have no responsibility to undertake any other actions upon termination of this Agreement except as provided in this Section.

     Section 13.  Indemnity.

     (a) The Pledgor agrees to indemnify, reimburse and hold the Secured Party and its respective successors, assigns, employees, agents and servants (collectively, "Indemnitees") harmless from and against any and all liabilities, obligations, damages, injuries, penalties, claims, demands, actions, suits, judgments and any and all reasonable out of pocket costs and expenses (including, without limitation, reasonable attorneys' fees and expenses) of whatsoever kind and nature imposed on, asserted against, or incurred by any of the Indemnitees in any way relating to or arising out of this Agreement or in any way connected with the administration of the transactions contemplated hereby or the enforcement of any of the terms hereof, or the preservation of any rights hereunder; provided that the Pledgor shall have no obligation to an Indemnitee hereunder to the extent it is finally judicially determined that such indemnified liabilities arise solely from the gross negligence or willful misconduct of such Indemnitee. Upon written notice by any Indemnitee of the assertion of an indemnified claim hereunder, the Pledgor shall assume full responsibility for the defense thereof. If any action, suit or proceeding arising from any of the foregoing is brought against any Indemnitee, the Pledgor shall, if requested by such Indemnitee, resist and defend such action, suit or proceeding or cause the same to be resisted and defended by counsel reasonably satisfactory to such Indemnitee. Each Indemnitee shall, unless any other Indemnitee has made the request described in the preceding sentence and such request has been complied with, have the right to employ its own counsel (or internal counsel) to investigate and control the defense of any matter covered by the indemnity set forth in this Section, and the fees and expenses of such counsel shall be paid by the Pledgor; provided that, only to the extent no conflict exists between or among the Indemnitees, as reasonably determined by the Indemnitees, the Pledgor shall not be obligated to pay the fees and expenses of more than one counsel for all Indemnitees as a group with respect to any indemnified claim.

      (b) If and to the extent that the obligations of the Pledgor under this Section are unenforceable for any reason, the Pledgor hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations that is permissible under applicable law.

      (c) The obligations of the Pledgor contained in this Section shall survive the termination of this Agreement and the discharge of the Secured Obligations.

      (d) Any amounts paid by any Indemnitee as to which such Indemnitee has the right to reimbursement shall constitute
Secured Obligations secured by the Pledged Collateral.

     Section 14. Expenses. Upon demand, the Pledgor will pay to the Secured Party the amount of any and all reasonable out of pocket expenses, including the reasonable fees and expenses of its counsel and the reasonable fees and expenses of any experts and agents, which the Secured Party may incur in connection with
(i) the collection of the Secured Obligations, (ii) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Pledged Collateral, (iii) the exercise or enforcement of any of the rights of the Secured Party hereunder, or (iv) the failure by the Pledgor to perform or observe any of the provisions hereof. All amounts payable by the Pledgor under this Section shall be due upon demand and shall be part of the Secured Obligations. The Pledgor's obligations under this Section shall survive the termination of this Agreement and the discharge of the Pledgor's other obligations hereunder.

     Section 15.  No Waiver; Cumulative Remedies.

      (a)   No  failure  on  the part of  the  Secured  Party  to
exercise, no course of dealing with respect to, and no delay on the part of the Secured Party in exercising, any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies herein provided are cumulative and are not exclusive of any remedies provided by law.

      (b) In the event the Secured Party shall have instituted any proceeding to enforce any right, power or remedy under this instrument by foreclosure, sale, entry or otherwise, and such proceeding shall have been discontinued or abandoned for any reason, then and in every such case, the Pledgor and the Secured Party shall be restored to their respective former positions and rights hereunder with respect to the Pledged Collateral, and all rights, remedies and powers of the Secured Party shall continue as if no such proceeding had been instituted.

      Section 16. Modifications in Writing. No amendment, modification, supplement, termination or waiver of or to any provision of this Agreement, nor consent to any departure by the Pledgor therefrom, shall be effective unless the same shall be in writing and signed by the Secured Party. Any such amendment, modification, supplement, termination, waiver or consent shall be effective only in the specific instance and for the specific purpose for which made or given. Except where notice is specifically required by this Agreement, no notice to or demand on the Pledgor in any case shall entitle the Pledgor to any other or further notice or demand in similar or other circumstances.

      Section 17. Addresses for Notices. All notices, requests, demands and other communications provided for hereunder shall be in writing and shall be telecopied (followed by overnight mail), personally delivered or sent by registered or certified mail, postage prepaid, return receipt requested, or by receipted overnight delivery service to the addressee, at its address set forth below:

     If to the Pledgor:  Jayark Corporation
                         300 Plaza Drive
                         Vestal, NY  13850

                         Attention:   David  L. Koffman, President
                         Fax: 607-797-7103

     If  to  the Secured Party :  State Street Bank and  Trust Company
                                  225 Franklin Street
                                  Boston, MA  02110

                         Attention:   John D. Gaziano, Jr.,  Vice President
                                      James  M.  Benninger,  Vice President
                                      Fax:  (617) 664-4176

or at such other address as shall be designated by any of the foregoing parties in a written notice to the other parties complying as to delivery with the terms of this Section. All such communications shall be deemed received (i) in the case of hand delivery, on the day of delivery, (ii) in the case of overnight mail or overnight courier service, on the next business day after such communication is mailed, postage prepaid, or placed in the hands of such courier service for delivery, (iii) in the case of telecopy, on the day the sender receives electronic confirmation that a facsimile has been successfully transmitted to the recipient thereof, and (iv) in the case of registered or certified mail, on the fifth business day after such communication is mailed, postage prepaid, with the United States Postal Service.

      Section 18. Assignment. This Agreement shall be binding upon the Pledgor, its successors and assigns, and shall inure, together with the rights and remedies of the Secured Party hereunder, to the benefit of the Secured Party and each of its successors, transferees and assigns. No other person or entity (including, without limitation, any other creditor of the Pledgor) shall have any interest herein or any right or benefit with respect hereto. The Pledgor may not assign its rights or obligations under this Agreement to any other person or entity. The Secured Party may assign or otherwise transfer its rights under this Agreement or any indebtedness held by it secured by this Agreement to any other person or entity, and such other person or entity shall thereupon become vested with all the benefits in respect thereof granted to the Secured Party.

      Section  19.   Governing  Law.   This  Agreement  shall  be
governed by, and shall be construed and enforced in accordance with, the laws of the Commonwealth of Massachusetts, without regard to its principles of conflicts of laws.

       Section 20. Consent to Jurisdiction. All judicial proceedings brought against the Pledgor with respect to this Agreement may be brought in any state or federal court of competent jurisdiction in the Commonwealth of Massachusetts and, by execution and delivery of this Agreement, the Pledgor accepts for itself and in connection with its properties, generally and unconditionally, the nonexclusive jurisdiction of the aforesaid courts.

      Section 21. Severability of Provisions. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

      Section 22. Execution in Counterparts. This Agreement and any amendments, waivers, consents or supplements hereto may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, but all such counterparts together shall constitute one and the same agreement.

      Section 23.  Headings.  The Section headings used  in  this
Agreement are for convenience of reference only and shall not affect the construction of this Agreement.

      Section  24.  WAIVER OF TRIAL BY JURY.  THE PARTIES  HERETO
IRREVOCABLY  WAIVE TRIAL BY JURY IN CONNECTION  WITH  ANY  MATTER
ARISING OUT OF THIS AGREEMENT.

     IN WITNESS WHEREOF, the Pledgor has caused this Agreement to be duly executed and delivered as of the date first above written.

WITNESS:                           JAYARK CORPORATION

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman
                                   Title: President

ACCEPTED:

STATE STREET BANK AND TRUST COMPANY

Name: /s/ James M. Benninger
Title: Vice President

SCHEDULE A

 CLASS       PAR      CERTIFICATE     NUMBER     PERCENTAGE OF ALL CAPITAL
OF STOCK    VALUE       NO(S).      OF  SHARES        STOCK OF ISSUER
 Common     $0.10         1            1000                100%

                                EXHIBIT 10(27)
                                --------------

SUBORDINATION AGREEMENT

      This Subordination Agreement (this "Agreement") is made as of this 12th day of March, 1997, by and among ROSALCO, INC. (the "Borrower"), JAYARK CORPORATION, AVES AUDIO VISUAL SYSTEMS, INC. and DAVID L. KOFFMAN (collectively, the "Subordinated Lenders"), and STATE STREET BANK AND TRUST COMPANY (the "Senior Lender").

      WHEREAS, the Borrower and the Senior Lender have entered into a Forbearance and Modification Agreement (the "Forbearance Agreement"), dated of even date herewith, whereby the Senior Lender will make certain accommodations to the Borrower with respect to obligations of the Borrower owing to the Senior Lender.

      WHEREAS, the Borrower is the wholly owned subsidiary of Jayark Corporation;

      WHEREAS, Jayark Corporation has made an unsecured loan to the Borrower, evidenced by a promissory note (the "Subordinated
Note"), dated March 11, 1997, in the principal amount of $1,100,000;

      WHEREAS, the Subordinated Lenders may make additional loans and advances to the Borrower;

      WHEREAS, as a condition precedent to the willingness of the Senior Lender to enter into the Forbearance Agreement, the Senior Lender has required that each of the Subordinated Lenders subordinate the obligations of the Borrower owing to the Subordinated Lenders, including, without limitation, the Subordinated Note.

      NOW,  THEREFORE, in consideration of the foregoing and  for
other   good   and  valuable  consideration,  the   receipt   and
sufficiency of which are hereby acknowledged, the parties agree as follows:

     Section 1.  Definitions.

     "Senior Debt" shall mean:

      (a) the amount of all loans and other indebtedness, obligations and liabilities from time to time outstanding under that certain Loan and Security Agreement (All Assets), dated as of April 29, 1996, between the Borrower and the Senior Lender, as evidenced by that certain $10,000,000 Note-Grid-Fluctuating
Interest, dated as of April 29, 1996, and the Forbearance Agreement, as the same may be amended, modified, extended, renewed, refinanced, replaced or refunded, in whole or in part, including any interest accruing after the commencement of any proceeding by or against the Borrower under the federal bankruptcy laws, or similar laws, as now or hereafter in effect, and any interest that would have accrued but for the commencement of such proceedings, whether or not such interest is allowed or allowable as a claim in such proceeding, and all fees, expenses, charges, attorney's fees, costs of collection, letter of credit obligations or other sums chargeable to the Borrower under such documents, whether now existing or hereafter arising, whether primary or secondary, absolute or contingent, matured or unmatured; and

      (b) All obligations (contingent or otherwise) under all agreements and instruments heretofore or hereafter securing the obligations of the Borrower in respect of the Senior Debt, including any guaranty thereof by any person or entity; and

      (c)   Any  and  all  other  indebtedness,  obligations  and
liabilities of the Borrower of any nature whatsoever, now or hereafter outstanding, in favor of the Senior Lender, whether primary or secondary, absolute or contingent, matured or unmatured.

     "Subordinated Debt" shall mean:

      (a) The monetary obligations of the Borrower to any of the Subordinated Lenders of any nature whatsoever, now or hereafter outstanding, whether primary or secondary, absolute or contingent, matured or unmatured, including, without limitation, pursuant to the Subordinated Note, as the same may be amended, modified, extended, renewed, refinanced, replaced or refunded in whole or in part; and

      (b) All obligations (contingent or otherwise) under all agreements and instruments heretofore or hereafter securing the obligations of the Borrower in respect of the Subordinated Debt, including any guaranty thereof by any person or entity; and

      (c) Any and all other indebtedness, obligations and liabilities of the Borrower of any nature whatsoever now or hereafter outstanding in favor of the Subordinated Lenders, whether primary or secondary, absolute or contingent, matured or unmatured.

     Section 2. Subordination. The Borrower, for itself and its successors and assigns, covenants and agrees, and each of the Subordinated Lenders and each successor holder of the Subordinated Debt by its acceptance thereof, likewise covenants and agrees that, notwithstanding any other provision of the
Subordinated Debt to the contrary, the payment of the Subordinated Debt is and shall be subordinated and junior in right of payment to the prior payment in full of all of the Senior Debt at any time outstanding, to the extent and in the manner set forth herein. In furtherance of the foregoing, except to the extent set forth in Section 3 hereof, until all of the Senior Debt has been paid in full, (i) the Borrower shall not at any time make or give to the Subordinated Lenders, directly or indirectly, any payment (including, without limitation, any payment of principal, interest, late charges, or costs of collection) or item of value on account of the Subordinated Debt; and (ii) the Subordinated Lenders shall not at any time (w) demand, accept, take, receive or retain, directly or indirectly (including, without limitation, through the exercise of any right of setoff, counterclaim or crossclaim), any payment or item of value on account of the Subordinated Debt, including, without limitation, any security interest, lien or collateral assignment,
(x) accelerate any payment due under the Subordinated Debt, (y) commence any action to collect the Subordinated Debt or to realize upon any of the collateral or security securing the Subordinated Debt, or (z) exercise any of its rights or remedies against any third-party, including any guarantors, on account of the Subordinated Debt.

     Section 3.  Distribution Events.

       (a) In the event of any insolvency or bankruptcy proceedings, or any receivership, liquidation, foreclosure, reorganization or other similar proceedings in connection therewith, relative to the Borrower or to any of its properties, or, in the event of any proceedings for voluntary liquidation, dissolution, sale of all or substantially all of the assets of the Borrower, bulk sale, winding up of the Borrower, distribution or marshaling of its assets, assignment for the benefit of creditors or any composition with creditors of the Borrower, whether or not involving insolvency or bankruptcy (any of the foregoing events being hereinafter referred to as a "Distribution Event"), then and in any such event, all Senior Debt shall be paid in full in cash (or in another manner acceptable to the Senior Lender) before any payment or distribution of any sort, whether in cash, securities or other property, shall be made on account of the Subordinated Debt. Any such payment or distribution on the Subordinated Debt which would, but for the provisions hereof, be payable or deliverable to any of the Subordinated Lenders, shall be paid or delivered directly to the Senior Lender, until all Senior Debt shall have been paid in full.

      (b) Each of the Subordinated Lenders agrees that it shall, at its own expense, take all actions necessary to prove the full amount of the Subordinated Debt in connection with any
Distribution Event, and the Subordinated Lenders shall not expressly, by implication or by inaction, waive, modify or compromise any claim in connection with any Distribution Event without the prior written consent of the Senior Lender.

      (c) Upon the occurrence of any Distribution Event, the Senior Lender is hereby irrevocably appointed and constituted the true and lawful attorney-in-fact for each of the Subordinated Lenders with full power and substitution to act in the place and stead of the Subordinated Lenders for the following purposes: (i) to collect any dividends, payments, securities, instruments, property or distributions which would otherwise be payable to any of the Subordinated Lenders, (ii) to prove each of the Subordinated Lender's claims and to file any necessary or appropriate proofs of claim, (iii) to accept or reject, to the extent to which each of the Subordinated Lenders would be entitled to accept or reject, any plan of reorganization or arrangement, (iv) to vote for any trustee in any bankruptcy proceeding, and (v) in general, to do any act which any of the Subordinated Lenders might otherwise do. This power of attorney, being coupled with an interest, shall be irrevocable until the Senior Debt has been fully paid in cash.
      Section  4.   Limit  on  Right  of  Action.   Each  of  the
Subordinated Lenders agrees that so long as any amount of the Senior Debt remains outstanding, the Subordinated Lenders will not take any action to accelerate or demand the payment of the Subordinated Debt, or collect (whether or not through judicial proceedings) upon the Subordinated Debt, or foreclose or otherwise realize on any security or guaranty given by the Borrower or any person or entity to secure or guarantee the Subordinated Debt, until the occurrence of a Distribution Event (subject, however, to the provisions of Section 3 hereof).

      Section 5. Marshaling. In foreclosing or realizing on the Senior Lender's security interests in the assets of the Borrower securing the Senior Debt or in any other assets securing the Senior Debt, the Senior Lender may proceed in any manner and in any order which the Senior Lender, in its sole discretion, shall choose, even though a higher price might have been realized if the Senior Lender had proceeded to foreclose or realize on its security interests in another manner or order. The Senior Lender shall not be required to marshal is claims against one or more assets securing the Senior Debt.

      Section 6. Turnover; Power of Attorney. If any of the Subordinated Lenders shall receive any payment or other item of value on account of the Subordinated Debt in violation of this Agreement, (i) the Subordinated Lenders shall hold such payment or other item of value in trust for the Senior Lender and shall turn over to the Senior Lender in the exact form received all cash, checks, drafts, notes and other items of payment or value, and (ii) the Subordinated Lenders and the Borrower hereby appoint the Senior Lender their true and lawful attorney-in-fact with full power of substitution, in their names or otherwise, for the sole benefit of the Senior Lender, to endorse the name of the Subordinated Lenders and/or the Borrower on such checks, drafts, notes, or other items of payment. The powers vested in the Senior Lender pursuant to this paragraph are, and shall be deemed to be, coupled with an interest and irrevocable until full payment of the Senior Debt.

       Section 7. Security Interest in Subordinated Debt Instruments. Each of the Subordinated Lenders hereby grants to the Senior Lender a first priority lien and security interest in all of its right, title and interest in the Subordinated Debt. The Subordinated Lenders shall deliver all original promissory notes or writings evidencing the Subordinated Debt to the Senior Lender, endorsed to the order of the Senior Lender, including, without limitation, the Subordinated Note. Upon the payment in full in cash of the Senior Debt, the Senior Lender shall endorse without recourse the Subordinated Debt instruments, including all such promissory notes, to the order of the Subordinated Lenders, and shall return such instruments to the Subordinated Lenders.

      Section 8. Amendment or Waiver of Subordinated Debt. The provisions of this Agreement and the provisions of the Subordinated Debt, including without limitation, the Subordinated Note, may not be amended or waived without the prior written consent of the Senior Lender.

      Section 9. No Transfer. None of the Subordinated Lenders has, or will, assign, transfer, sell or further subordinate any of the Subordinated Debt, or create, incur or suffer to exist any security interest, lien or encumbrance upon the Subordinated Debt, or otherwise dispose of any of the Subordinated Debt.

      Section 10. Reinstatement of Subordination. If, after payment in whole or in part of the Senior Debt, any claim is ever made on the Senior Lender for repayment or recovery of all or any portion of any such payment, and the Senior Lender repays all or a portion of such payment (the "Disgorged Payment"), this Agreement shall be reinstated and shall apply to the Disgorged Payment to the same extent as if the Disgorged Payment had never originally been received by the Senior Lender, notwithstanding any termination or cancellation of this Agreement. If any of the Subordinated Lenders has received any payment or item of value on account of the Subordinated Debt, which payment or item of value would not have been made if the Disgorged Payment had not originally been paid to the Senior Lender, then the Subordinated Lenders shall, upon demand, turn over such payment or item of value to the Senior Lender.

       Section 11. Continuing Offer. This Agreement shall constitute a continuing offer to the holders of the Senior Debt, whether now existing or hereafter arising, and all such holders shall be entitled to the benefits of this Agreement and may enforce the provisions hereof.

      Section 12. Survival of Rights. The terms of this Agreement, the subordination effected hereby and the rights of any present or future holders of the Senior Debt shall not be affected by: (i) any amendment of, or addition or supplement to, the Senior Debt, or any agreements or documents securing or guaranteeing any of the Senior Debt (including, without limitation, increases to the principal amount of the Senior
Debt), (ii) any exercise, non-exercise or delay in exercising any right, power or remedy under or in respect of the Senior Debt or any instrument or agreement relating thereto, or securing or guaranteeing any of same, or (iii) any waiver, consent, release, indulgence, extension, renewal, modification or other action, inaction or omission in respect of the Senior Debt or any instrument or agreement relating thereto, or which secures or guarantees any of the same, in each instance whether or not any of the Subordinated Lenders shall have had notice or knowledge of any of the foregoing.

      Section 13. Further Assurances. The Borrower and each of the Subordinated Lenders, for themselves and their respective successors and assigns, agree to execute and deliver to the Senior Lender, at the expense of the Borrower, such further documents and instruments and to take such further action as the Senior Lender or the Subordinated Lenders may at any time or times reasonably request in order to carry out the provisions and intent of this Agreement.

     Section 14.  No Liability.

      (a) The Senior Lender shall have no responsibility to advise the Subordinated Lenders of any information known or knowable to the Senior Lender regarding the financial condition of the Borrower or of any circumstances bearing on the risk of non-payment of the Senior Debt, the Subordinated Debt or any other indebtedness of the Borrower.

      (b) The powers conferred on the Senior Lender by this Agreement are solely to protect the Senior Lender's interest and shall not impose upon the Senior Lender any duty to exercise any such power. The Senior Lender shall be under no duty to exercise or refrain from exercising any power in order to protect or preserve the rights of the Subordinated Lenders or the Borrower, including, without limitation, the taking of any action or inaction (i) impairing any collateral securing the Senior Debt, or (ii) enforcing the Senior Lender's rights and remedies against the Borrower pursuant to the Senior Debt. Nothing contained in this Agreement or otherwise shall be deemed to constitute the Senior Lender the partner, joint venturer or fiduciary of the Subordinated Lenders, nor to create any fiduciary relationship between the Senior Lender and the Subordinated Lenders.

      Section  15.   Representations.  Each of  the  Subordinated
Lenders hereby represents that:

      (a) Each of the Subordinated Lenders has full power, authority and the legal right to execute, deliver and perform this Agreement, and the execution, delivery and performance of this Agreement has been duly authorized by all necessary corporate action, does not require any approval or consent of any trustee or the holders of any indebtedness or obligations of the Subordinated Lenders, and will not violate any provision of any law, governmental regulation, order or decree or any provision of any indenture, mortgage, contract or other agreement to which any of the Subordinated Lenders is a party or by which it may be bound.

      (b) No consent, license, approval or authorization of, or registration or declaration with, any governmental instrumentality, domestic or foreign, is required in connection with the execution, delivery and performance by each of the Subordinated Lenders of this Agreement.

     (c) This Agreement constitutes the legal, valid and binding obligation of each of the Subordinated Lenders, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors' rights generally.

      (d) The Subordinated Note has been entered into for good and valuable consideration and constitutes the only evidence of the Subordinated Debt as of the date hereof. The Borrower has not granted any security interest or lien to any of the Subordinated Lenders which secures the Subordinated Debt, and no third-party has given any guaranty to any of the Subordinated Lenders with respect to the Subordinated Debt.

     Section 16.  Miscellaneous.

      (a) Waivers. Each of the Subordinated Lenders and the Borrower hereby waive notice of, acceptance of, and reliance upon this Agreement, notice of any default, notice of any extensions or renewals, releases of collateral or other indulgences of any character, and all other notices to which the Subordinated Lenders and the Borrower otherwise might be entitled. Each of the Subordinated Lenders and the Borrower further waive all rights to presentment, protest, and notice of nonpayment, and all suretyship defenses and defenses in the nature thereof. No delay or omission by the Senior Lender in exercising any of its rights shall operate as a waiver of such rights or any other right. A waiver by the Senior Lender on any one occasion shall not operate as a waiver on any future occasion. All of the Senior Lender's rights and remedies, whether arising out of this Agreement or any other agreement, instrument or paper, shall be cumulative and may be exercised singularly or concurrently.

      (b) Amendments. This Agreement may not be waived, changed or discharged orally, but only by an agreement in writing and signed by all of the parties hereto.

      (c) Addresses for Notices. etc. All notices, requests, demands and other communications provided for hereunder shall be in writing and shall be telecopied (followed by overnight mail), personally delivered or sent by registered or certified mail, postage prepaid, return receipt requested, or by receipted overnight delivery service to the addressee, at its address set forth below:

          If to the Borrower:      Rosalco, Inc.
                                   257 America Place
                                   Jeffersonville, IN  47130

                                   Attention:  David L. Koffman, President
                                   Fax: 812-284-6658

     If to the Subordinated Lenders:    c/o Jayark Corporation
                                        300 Plaza Drive
                                        Vestal, NY  13850

                                   Attention:  David L. Koffman, President
                                   Fax:607-797-7103

     If  to  the Senior Lender:    State Street Bank and Trust Company
                                   225 Franklin Street
                                   Boston, MA  02110

                                Attention:  John D. Gaziano, Jr., Vice President
                                            James M. Benninger, Vice President
                                Fax:  (617) 664-4176
or  at  such other address as shall be designated by any  of  the foregoing  parties  in  a written notice  to  the  other  parties
complying  as  to delivery with the terms of this  Section.   All
such communications shall be deemed received (i) in the case of hand delivery, on the day of delivery, (ii) in the case of overnight mail or overnight courier service, on the next business day after such communication is mailed, postage prepaid, or placed in the hands of such courier service for delivery, (iii) in the case of telecopy, on the day the sender receives electronic confirmation that a facsimile has been successfully transmitted to the recipient thereof, and (iv) in the case of registered or certified mail, on the fifth business day after such communication is mailed, postage prepaid, with the United
States Postal Service.

        (d) Successors and Assigns. The covenants, representations, warranties and agreements herein set forth shall be binding upon each of the Subordinated Lenders, the Borrower and their successors, heirs and permitted assigns, and shall inure to the benefit of the Senior Lender and its successors and assigns.

      (e)   Conflicts.   In the event that any provision  of  the
Subordinated   Debt  conflicts  with  the  provisions   of   this
Agreement, the provisions of this Agreement shall control.

      (f) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same original instrument.

      (g)   Headings.   Section headings in  this  Agreement  are
included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

      (h) Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts, without regard to its principles of conflicts of laws.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

WITNESS:                           ROSALCO, INC.

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman
                                   Title: Chairman

WITNESS:                           JAYARK CORPORATION

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman
                                   Title: President

WITNESS:                           AVES AUDIO VISUAL SYSTEMS, INC.

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman
                                   Title: Chief Executive Officer


WITNESS:

Name: /s/ Mary Cifaratta           Name: /s/ David L. Koffman

WITNESS:                           STATE STREET BANK AND TRUST COMPANY

Name: /s/ Paul J. Ricotta          Name: /s/ James M. Benninger
                                   Title: Vice President

                                EXHIBIT 10(28)
                                --------------

This Note and each replacement Note shall bear the following legend: The Securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, or registered or qualified under the "blue sky" laws of any State. The securities may not be pledged, hypothecated, assigned, sold or transferred unless registered under that Act and registered or qualified under the blue sky laws as may be applicable or unless, in the opinion of counsel reasonably satisfactory to the Company, exemptions from such laws are available.

                                REVOLVING NOTE

$1,100,000                                 Vestal, New York
                                           March 12, 1997

          Jayark Corporation, a corporation duly organized and existing under the laws of the State of Delaware (herein called the "Company"), for value received, hereby promises to pay to the order of A-V Texas Holding, LLC or registered assigns the principal amount of up to One Million One Hundred Thousand ($1,100,000) Dollars as shall be set forth from time to time on the attached grid to this Note and the Company hereby authorizes the Holder of this Note to endorse and make notation on the attached grid to evidence borrowings outstanding from time to time under this Note. Each such endorsement shall constitute evidence of the accuracy thereof, absent manifest error. The Company may borrow and prepay under this Note from time to time, provided, however, total principal borrowings under this Note may not exceed $1,100,000 at any one time. The total principal outstanding and accrued and unpaid interest shall be due and payable on the earlier of (i) demand (provided that no demand may be made prior to May 23, 1997) or (ii) the calling for payment, whether by acceleration, demand, default, maturity or otherwise of that certain Loan and Security Agreement (All Assets), dated as of April 29, 1996 made by State Street

Bank and Trust Company, as lender, and Rosalco, Inc., as borrower. All payments of principal and interest hereunder shall be in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts, at the principal office of the Company, in Vestal, New
York.   The Company further agrees to pay interest (computed on the basis of a
360-day year of twelve 30-day months) at said office of the Company, in like coin or currency, on the portion outstanding of such principal amount from time to time from the date hereof, monthly, in arrears on the first day of each month commencing March 1, 1997, at the rate of eight (8%) percent per annum until such unpaid portion of such principal amount shall have become due and payable. To the extent principal is not paid on maturity, whether by demand or otherwise, interest shall accrue on the then outstanding principal amount at the rate fourteen (14%) percent per annum thereafter and, so far as may be lawful, on any overdue installment of interest, at the rate of fourteen (14%) percent per annum.

          1.       Exchanges and Transfers of the Note.

          1.1. Register; Transfer or Exchange of Notes. The Company shall keep at its office or agency maintained in Vestal, New York a register in which the Company shall provide for the registration of this Note and for the registration of transfer of the Note. The Holder of this Note may, at its option and either in person or by duly authorized attorney, surrender the same for registration of transfer or exchange at such office and, without expense to such Holder (other than transfer taxes, if any), receive in exchange therefor a new Note, dated as of the date to which interest has been paid on the Note so surrendered, for the same aggregate unpaid principal amount as this Note for transfer or exchange and registered in such name or names as may be designated by such Holder. Every Note so made and delivered in exchange for any Note shall in all other respects be in the same form and have the same terms as the Note so surrendered for transfer or exchange.

          1.2. Loss, Theft, Destruction or Mutilation of Notes. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Note and, in the case of any such loss, theft or destruction, upon receipt of an indemnity bond in such reasonable amount as the Company may determine (or if such Note is held by the original Holder, of an unsecured indemnity agreement reasonably satisfactory to the Company) or, in the case of any such mutilation, upon surrender an cancellation of such Note, the Company will make and deliver, in lieu of such lost, stolen, destroyed or mutilated Note, a new Note of like tender and unpaid principal amount and dated as of the date to which interest has been paid on the Note so lost, stolen, destroyed or mutilated.

          1.3. Registered Holders. The Company may deem and treat the person in whose name any Note is registered as the absolute owner and holder of such Note for the purpose of receiving payment of the principal of and interest on such Note and for the purpose of any notices, waivers or consents thereunder, whether or not such Note shall be overdue, and the Company shall not be affected by notice to the contrary. Payments with respect to any Note shall be made only to the registered Holder thereof.

          2.       Surrender of the Note.

          2.1. Surrender of Notes. The Company may, as a condition of payment of the principal of, and interest on, this Note, on maturity, whether by demand or otherwise, require the surrender hereof.

          3.       Covenants.

          3.1. To Pay Principal and Interest. The Company covenants and agrees that so long as this Note shall be outstanding it will comply with the following:
               (a) The Company will, and will cause any subsidiaries, to keep proper books of record and account in which full, true and correct entries will be made of its transactions in accordance with generally accepted accounting principles.

               (b) The Company will, and will cause each of its subsidiaries to,

     A. pay and discharge promptly or cause to be paid and discharged promptly all taxes, assessments and governmental charges or levies imposed upon it or upon it income or profits or upon any of its property, real, personal or mixed, or upon any part thereof, before the same shall become in default, as well as all lawful claims for labor, materials and supplies which, if unpaid, might by law become a lien or change upon its property; provided, however, that neither the Company nor any subsidiary shall be required to pay any such tax, assessment, charge, levy or claim if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and if the Company or such subsidiary, as the case may be, shall have set aside on its books reserves (provided for and segregated to the extent required by generally accepted accounting principles) deemed by it adequate with respect thereto;

     B. maintain and keep or cause to be maintained and kept its properties in good repair, working order and condition, and from time to time make or cause to be made all needful and proper repairs, renewals, replacements and improvements so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

               (c) The Company will, and will cause each of its subsidiaries to maintain insurance in such extent and against such hazards and liabilities as is commonly maintained by companies similarly situated.

               (d) The Company will not sell, lease, transfer or otherwise dispose of any substantial part of its properties and assets or consolidate with or merge into any person or permit any person to merge into it without the consent of the Holder, which consent will not be unreasonably withheld.

          4.       Events of Default.

          4.1. Events of Default. If one or more of the following events, herein called Events of Default, shall happen for any reason whatsoever and whether such happening shall be voluntary or involuntary or come about or be effected by operation of law or pursuant to or in compliance with any judgment, decree or order of any court of any order, rule or regulation of any administrative or governmental body) and be continuing:

               (a) Default shall be made in the payment of the principal of this Note, when and as the same shall become due and payable after the passage of a grace period of ten (10) days, whether at maturity, on demand or at a date fixed for prepayment or by acceleration or otherwise; or
               (b) Default shall be made in the payment of any installment of interest on this Note according to its tenor when and as the same shall become due and payable and such default shall continue for a period of 10 days; or
               (c) Default shall be made in the due observance or performance of any covenant, condition or agreement on the part of the Company contained in this Note; or

               (d) The Company shall be adjudicated a bankrupt or insolvent, or shall consent to the appointment of a receiver, trustee or liquidator of itself or of any material part of its property, or shall admit in writing its inability to pay its debts generally as they come due, or shall make a general assignment for the benefit of creditors, or shall file a voluntary petition or an answer seeking reorganization or arrangement in a proceeding under any bankruptcy law (as now or hereafter in effect) or an answer admitting the material allegations of a petition filed against the Company in any such proceeding, or shall, by voluntary petition, answer or consent, seek relief under the provisions of any other now existing or future bankruptcy or other similar law providing for the reorganization or winding up of corporations, or the Company or its directors or majority stockholders shall take action looking to the dissolution or liquidation of the Company; or
               (e) An order, judgment or decree shall be entered by any court of competent jurisdiction appointing, without the consent of the Company, a receiver, trustee or liquidator of the Company or of any material part of its property, and such receiver, trustee or liquidator shall not have been removed or discharged within 90 days thereafter, or any material part of the property of the Company shall, in any judicial proceeding, be sequestered and shall not be returned to the possession of the Company within 90 days thereafter; or
               (f) A petition against the Company in a proceeding under any bankruptcy law (as now or hereinafter in effect) shall be filed and shall not be dismissed within 30 days after such filing, or, in case the approval of such petition by a court of competent jurisdiction is required, shall be filed and approved by such a court as properly filed and such approval shall not be withdrawn or the proceeding dismissed within 30 days thereafter, or if, under the provisions of any other similar law providing for reorganization or winding up of corporations and which may apply to the Company, any court of competent jurisdiction, custody or control of the Company or of any material part of its property and such jurisdiction, custody or control shall not be relinquished or terminated within 30 days thereafter; or
               (g) The Company or any subsidiary of the Company shall be declared in default in the payment of principal or interest on any evidence of indebtedness for money borrowed (other than this Note) and such default shall continue for more than the period of grace, if any, therein specified, unless such default shall have been cured or waived prior to such indebtedness becoming or being declared to be due and payable prior to its stated maturity, or default shall continue for more than the period of grace, if any, therein specified, or default in the performance or observance of any other term, condition or agreement contained in any such evidence of indebtedness for money borrowed or in any agreement relating thereto if as a result of such default such evidence of indebtedness is declared to be due and payable prior to its stated maturity;

then, in any such event, any registered holder or holders of this Note may declare this Note to be immediately due and payable and upon such declaration the same shall become and be immediately due and payable, together with accrued interest thereon, anything in this Note to the contrary notwithstanding.

          4.2. Suits for Enforcement. In case any one or more of the Events of Default specified in 4.1 shall happen and be continuing, the Holder of this Note may, pursuant to the provisions of 4.1, declare this Note to be immediately due and payable, may proceed to protect and enforce its rights by suit in equity, action at law and/or by other appropriate proceeding, whether for the specific performance (to the extent permitted by law) of any covenant or agreement contained in this Note, or in aid of the exercise of any power granted in this Note, or may proceed to enforce the payment of this Note or to enforce any other legal or equitable right of holder of this Note. Nothing contained in this 4.2 or in 4.1 shall in any manner impair that absolute and unconditional right of the holder of this Note to receive payment of the principal of and interest, on this Note when the same shall become due and payable in accordance with the terms thereof, and to institute suit for the enforcement of such payment.

          4.3. Remedies Cumulative. No remedy herein conferred upon the Holder of this Note is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise.

          4.4. Remedies Not Waived. No course of dealing between the Company and the Holder of this Note shall operate as a waiver of any right of such holder hereunder or under such Note, and no delay on the part of such holder in exercising any right hereunder or thereunder shall so operate.

          5. Costs of Collection. In case of a default in the payment of any principal of or interest on this Note, the Company will pay to the holder hereof such further amount as shall be sufficient to cover the costs and expenses of collection, including (without limitation) reasonable attorneys' fees.

          6. Legend. This Note and each replacement Note shall bear the following legend:
               The Securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, or registered or qualified under the "blue sky" laws of any State. The securities may not be pledged, hypothecated, assigned, sold or transferred unless registered under that Act and registered or qualified under the blue sky laws as may be applicable or unless, in the opinion of counsel reasonably satisfactory to the Company, exemptions from such laws are available.

          7. Covenants Bind Successors and Assigns. All the covenants, stipulations, promises and agreements in this Note contained by or on behalf of the Company shall bind its successors and assigns, whether so expressed or not. This Note may only be assigned by the Holder to affiliates of the Holder.

          8. Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of New York.

          9. Security. This Note is secured by, and entitled to the benefits of that certain Pledge Agreement dated the date hereof, each made by the Company in favor of the Holder of this Note.

          10. Notice. Any notice pursuant to this Note shall be made by registered or certified mail:

          If to the Holder at the address shown on the register maintained by the Company pursuant to 1.1 of this Note.

          If to the Company:

          300 Plaza Drive
          Vestal, New York  13850

          11. Headings. The headings of the sections and subsections of this Note are inserted for convenience only and do not constitute a part of this Note.

          IN WITNESS WHEREOF, Jayark Corporation has caused this Note to be signed in its corporate name by one of its officers thereunto duly authorized and this Note to be dated as of the day and year first above written.


                                        JAYARK CORPORATION



                                   By: /s/ David L. Koffman
                                   Title: President

                                EXHIBIT 10(29)
                                --------------

STOCK PLEDGE AGREEMENT

     This STOCK PLEDGE AGREEMENT (as amended, amended and restated, supplemented or otherwise modified from time to time, this "Agreement"), dated as of March 12, 1997, is made by JAYARK, CORPORATION, a New York corporation, with its principal place of business at 300 Plaza Drive, Vestal, New York 13850 (the "Pledgor"), in favor of A-V Texas Holding, LLC, having an office at 300 Plaza Drive, Vestal, New York 13850 (the "Secured Party")

      WHEREAS, the Secured Party intends to make a loan to the Pledgor (the"Loan") in the original principal amount of up to $1,100,000 to be evidenced by a Revolving Note (the "Note") to be dated the date hereof

      WHEREAS, the Pledgeor is the legal and beneficial owner of the shares of capital stock of AVES Audio Visual Systems, Inc. ("AVES") as listed on Schedule A attached hereto (collectively, the "Pledged Shares"), which shares constitute all of the issued and outstanding shares of all classes of capital sock of AVES.

      WHEREAS, it is a condition precedent to the making of the Loan and the acceptance by the Secured Party of the Note that the Pledgor pledge the Pledged Shares to secure the payment and performance of all of the Secured Obligations (as hereinafter defined).

      NOW, THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      Section 1. Pledge. The Pledgor hereby pledges and grants to the Secured Party a continuing first priority security interest in all of the Pledgor's now existing or hereafter arising right, title and interest in and to the following property (collectively, the "Pledged Collateral") to secure all of the Secured
Obligations:

           (i) the Pledged Shares; (which in the extent permitted by law are, and shall remain at all times until this Agreement terminates, certificated securities and any interest of the Pledgor in the entries on the books of any financial intermediary pertaining to the Pledged Shares;

           (ii) all additional shares of stock of AVES from time to time acquired by the Pledgor in any manner (which to the extent permitted by law are, and shall remain at all times until this Agreement terminates, certificated securities), which shares shall be deemed to be part of the

     Pledged Shares, and any interest of the Pledgor in the entries on the books of any financial intermediary pertaining to such additional shares;

           (iii) all dividends, cash, options, warrants, rights, instruments, distributions, returns of capital, income, profits and other property, interests or proceeds from time to time received, receivable or otherwise distributed or owning to the Pledgor in respect of, or in exchange for, any or all of the Pledged Shares (collectively, "Distributions"); and

           (iv) all Proceeds (as defined under the UCC as in effect in any relevant law) of any of the foregoing (i)-(iii), including, without limitation, any and all (a) proceeds of any insurance, indemnity, warranty or guarantee payable to the Pledgor at any time with respect to any of the Pledged Collateral, (b) payments (in any form whatsoever) made or due and payable to the Pledgor in connection with any part of the Pledged Collateral by any governmental authority (or any person or entity acting on behalf of a governmental authority), (c) instruments representing obligations to pay amounts in respect of any Pledged Shares, and (d) other amounts at any time paid or payable under or in connection with any of the Pledged Collateral.

      Section 2. Secured Obligations. This Agreement secures, and the Pledged Collateral is collateral security for, the prompt payment and performance in full when due, whether at stated maturity, by acceleration or otherwise (including, without limitation, the payment of interest and other amounts which would accrue and become due but for the filing of a petition in bankruptcy or the operation of the automatic stay under Section 362(a) of the Bankruptcy Code) of (i) all obligations of the Pledgor now or hereafter existing under or in respect of the Loan and the Note, and (ii) all obligations of the Pledgor now or hereafter existing under or in respect of this Agreement (the obligations described in clauses (i) and (ii) are collectively referred to as the "Secured Obligations").

      Section 3. Delivery of pledged Collateral. All certificates, agreements or instruments representing or evidencing the pledged Collateral, to the extent not previously delivered to the Secured Party, shall immediately upon receipt thereof by the Pledgor be delivered to and held by or on behalf of the Secured Party pursuant hereto. All Pledged Collateral shall be in suitable form for transfer by delivery and shall be accompanied by duly executed instruments of transfer or assignment in blank (with signatures appropriately guaranteed), all in form and substance satisfactory to the Secured Party. The Secured Party shall have the right, at any time after the occurrence and during the continuance of any default under the Note, with or without notice to the Pledgor, (i) to endorse, assign or otherwise transfer, or to register in the name of the Secured Party or any of its nominees, any or all of the Pledged Collateral, and (ii) to exchange certificates representing or evidencing Pledged Collateral for certificates of smaller or larger denominations.

      Section 4. Representation and Warranties. The Pledgor represents and warrants as follows:

      (a) The Pledgor is, and at the time of any delivery of any Pledged Collateral to the Secured Party will be, the legal and beneficial owner of the Pledged Collateral. All Pledged Collateral is and will be owned by the Pledgor free and clear of any lien or other encumbrance except for the lien created by this Agreement.

      (b) The Pledgor has full power, authority and legal right to pledge all the Pledged Collateral pursuant to this Agreement. This Agreement constitutes the legal, valid and binding obligation of the Pledgor, enforceable against the Pledgor in accordance with its terms.

      (c) No consent of any party, and no consent, authorization, approval, or other action by, and not notice to or filing with, any governmental authority or other person or entity is required either (a) for the pledged by the Pledgor of the pledged Collateral pursuant to this Agreement or for the execution, delivery or performance of this Agreement by the Pledgor, (b) for the exercise by the Secured Party of the voting or other rights provided for in this Agreement, or
(c) for the exercise by the Secured Party of the remedies in respect of the Pledge Collateral pursuant to this Agreement.

      (d) All of the Pledged Shares have been, and to the extent hereafter issued will be, duly authorized and validly issued and fully paid and nonassessable.

      (e) As of the date hereof, (a) the Pledged Shares of AVES identified on Schedule A constitute all of issued and outstanding shares of capital stock of AVES, and (b) Schedule A constitutes a true and complete description of the Pledged Shares.

      (f) The Pledgor has delivered to the Secured Party all certificates representing the Pledged Shares, and such delivery of the Pledged Collateral pursuant to this Agreement creates a valid and perfected first priority security interest in the Pledged Collateral securing the payment of the Secured Obligations.

     (g) All information set forth herein relating to the Pledged Collateral is accurate and complete in all respects.

      (h) The pledge of the Pledged Collateral pursuant to this Agreement does not violate Regulation G, T, U or X of the Federal Reserve Board.

     Section 5.  Covenants

     (a) The Pledgor shall not (i) sell, convey, assign or otherwise dispose of , or grant any option, right or warrant with respect to any of the Pledged Collateral, (ii) create or permit to exist any lien or other encumbrance upon or with respect to any Pledged Collateral other than the lien and security interest granted to the Secured Party under this Agreement, or (iii) permit AVES to merge, consolidate or change its legal form, except as expressly permitted by the Secured Party and unless all of the outstanding capital stock of the surviving or resulting corporation is, upon such merger or consolidation, pledged hereunder and no cash, securities or other property is distributed in respect of the outstanding shares of any other constituent corporation.

      (b) The Pledgor shall (i) cause AVES not to issue any stock or securities in addition to or in substitution for the Pledged Shares, except to the Pledgor, all of which shall be in certificated form, and (ii) pledge hereunder, immediately upon its acquisition (directly or indirectly) thereof, any and all additional sock or securities which are required to be pledged hereunder.

      (c) At any time and form time to time, at the expense of the Pledgor, the Pledgor shall promptly execute and deliver all further instruments and documents, including supplemental or additional UCC-1 financing statements, and take all further action that may be necessary or that the Secured Party may request, in order to perfect and protect any pledge or security interest granted or purported to be granted hereby or to enable the Secured Party to exercise and enforce its rights and remedies hereunder with respect to any Pledged Collateral.

      (d) The Pledgor at all times will be the sole beneficial owner of the Pledged Collateral.

     (e) The Pledgor shall, upon obtaining any Pledged Shares of AVES, promptly (and in any event within five (5) business days) deliver to the Secured Party all original certificates representing such additional Pledged Shares, together with appropriate stock powers signed in blank. All such additional Pledged Shares shall, for all purposes hereunder, be considered Pledged Collateral.

     Section 6. Voting Rights; Distributions; Etc.

      (a) So long as no default hereunder or under the Note shall have occurred and be continuing, the Pledgor shall be entitled to exercise any and all voting and other consensual rights pertaining to the Pledged Shares or any part thereof for any purpose not inconsistent with the terms or purpose of this Agreement; provided, however, that the Pledgor shall not in any event exercise such rights in any manner which may have an adverse effect on the value of the Pledged

Collateral or the security intended to be provided by this Agreement.

      (b) Upon the occurrence and during the continuance of a default hereunder or under the Note, all rights of the Pledgor to exercise the voting and other consensual rights it would otherwise be entitled to exercise pursuant to Section 7(a) hereof shall immediately cease, and all such rights shall be come vested in the Secured Party, which shall thereupon have the sole right to exercise such voting and other consensual rights.

       (c) Without waiving, modifying or otherwise derogating form any prohibition against the making of distributions by AVES, all distributions made by AVES, whether prior to, or after the occurrence of a default under the Note, shall be delivered directly to the Secured Party for application to the Secured Obligations.

      (d) The Pledgor shall, at the Pledgor's expense, from time to time, execute and deliver to the Secured Party appropriate instruments as the Secured Party may request in order to permit the Secured Party to exercise the voting and other rights which it may be entitled to exercise pursuant to Section 7(b) hereof and to receive all Distributions which it may be entitled to receive pursuant to Section 7(c) hereof.

      (d) All Distributions which are received by the Pledgor contrary to the provisions of this Agreement shall be received in trust for the benefit of the Secured Party, shall be segregated from other funds of the Pledgor and shall immediately be paid over the Secured Party as Pledged Collateral in the same from as to received (with any necessary endorsement).

      Section 7. Remedies upon Default; Decisions Relating to Exercise of Remedies.

      (a) If any default hereunder or under the Note shall have occurred and be continuing, the Secured Party shall have the right, in addition to there rights and remedies provided for herein or otherwise available to it to be exercised from time to time; (i) to retain and apply any distributions to the Secured Obligations, and (ii) to exercise all the rights and remedies of a secured party on default under the UCC in effect in any applicable jurisdiction at that time, and the Secured Party may also in its sole discretion, without notice except as specified below, sell the Pledged Collateral or any part thereof (including, without limitation, any partial interest in the Pledged Shares) in one or more parcels at public or private sale, at any exchange, brokers' board or at any of the Secured Party's offices or elsewhere, for cash, on credit or fur future delivery, and at such price or prices and upon such other terms ad the Secured party may deem commercially reasonable, irrespective of the impact of any such sales on the market price of the Pledged Collateral. The Secured Party or any of its affiliates may be the purchaser of any or all of the Pledged Collateral at any such sale and shall be entitled, for the purpose of bidding and making settlement or payment of the purchase price for all or any portion of the
Pledged  Collateral  at  any such sale, to use and  apply  and  of  the  Secured
Obligations as a credit on account of the purchase price of any Pledged Collateral. Each purchaser at any such sale shall acquire the property sold absolutely free from any claim or right on the part of the Pledgor and the Pledgor hereby waives (to the full extent permitted by law) all rights of redemption, stay and/or appraisal which it now has or may at any time in the future have under any rule of law or statute now existing or hereafter enacted. The Pledgor acknowledges and agrees that, to the extent notice of sale shall be required by law, five (5) business days' notice to the Pledgor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. The Secured Party shall not be obligated to make any sale of Pledged Collateral regardless that a notice of sale may have been given. The Secured Party may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned. The Pledgor hereby waives any claims against the Secured Party arising by reason of the fact that the price at which any pledged Collateral may have been sold at such private sale was less than the price which might have been obtained at a public sale, even if the Secured Party accepts the first offer received and does not offer such Pledged Collateral to more than one offeree. The Pledgor hereby agrees that the Secured Party has the right to apply all of the Pledged Collateral to the satisfaction of the Secured Obligations and transfer title to the name of the Secured Party without the necessity of compliance with public or private sale and in that regard the Pledgor waives the application of the provisions of the UCC to the Pledged Collateral and any rights to any surplus which may arise from such collateral.

      (b) The Pledgor agrees that, by reason of certain prohibitions contained in the Securities Act of 1933, as amended (the "Securities Act"), and applicable state securities laws, the Secured Party may be compelled, with respect to any sale of all or any part of the Pledged Collateral, to limit purchasers to persons or entities who will agree, among other things, to acquire the Pledged Collateral for their own account, for investment and not with a view to the distribution or resale thereof. The Pledgor acknowledges that any such private sales may not be at prices and on terms less favorable to the Secured Party than those obtainable through a public sale without such restrictions (including, without limitation, a public offering made pursuant to a registration statement under the Securities Act), and, notwithstanding such circumstances, agrees that any such private sale shall be deemed to have been made in a commercially reasonable manner and that the Secured Party shall have no obligation to engage in public sales and not obligation to delay the sale of any Pledged Collateral for the period of time necessary to permit the issuer thereof to register in under the Securities Act or under applicable state securities laws, even if such issuer would agree to do so.

      (c) If the Secured party determines to exercise its right to sell any or all of the Pledged Collateral, upon written request, the Pledgor shall from time to time furnished to the Secured Party all such information as the Secured Party may request in order to determine the number of Pledged Shares included in Pledged Collateral which may be sold by the Secured Party as exempt transactions under the Securities Act and the rules of the Securities and Exchange Commission thereunder, as the same ares from time to time in effect.

      (d) In addition to any of the other rights and remedies hereunder, the Secured Party shall have the right to institute a proceeding seeking specific performance in connection with any of the agreements or obligations hereunder.

      Section 8. Attorney-in-Fact. Upon the occurrence and continuation of an Event of Default, the Pledgor appoints the Secured party its attorney-in-fact with and interest, with full authority in the place and stead of the Pledgor and in the name of the Pledgor, or otherwise, from time to time in the Secured Party's discretion, to take any action and to execute any instrument consistent with the terms of this Agreement. The foregoing grant of authority is a power of attorney coupled with an interest and such appointment shall be irrevocable for the term of this Agreement. The pledgor hereby ratifies all that such attorney shall lawfully do or cause to be done by virtue hereof.

      Section 9. Reasonable Care. The Secured Party shall be deemed to have exercised reasonable care in the custody and preservation of the Pledged Collateral in its possession if the Pledged Collateral is accorded treatment substantially equivalent to that which the Secured Party, in its individual capacity, accords its own property consisting of similar instruments or interests, it being understood that the Secured Party shall not have responsibility for, among other things, (i) ascertaining or taking action with respect to calls, conversions, exchanges, maturities, tenders or other matters relating to any Pledged Collateral, whether or not the Secured Party has or is deemed to have knowledged of such matters, (ii) taking any necessary steps to preserve rights against any person or entity with respect to any Pledged Collateral, or (iii) selling liquidating or disposing of the Pledged Collateral, or agreeing to allow the Pledgor to do any of the same, in order to preserve the value of the Pledged Collateral.

      Section 10. Obligations Absolute. All obligations of the Pledgor hereunder shall be absolute and unconditional irrespective of (i) any bankruptcy, reorganization or the like of the Borrower, (ii) any lack of validity or enforceability of the Loan, the Note or any related documents, (iii) any change in the time, manner or place of payment of, or in any other term of, all or any of the secured Obligations, or any other amendment or waiver of, or any consent to any departure from the Loan, the Note or any related documents,
(iv) any exchange, release or non-perfection of any other collateral, or any release or amendment or waiver of or consent to any departure from any guaranty, for all or any of the Secured Obligations, or (v) any other circumstances which might otherwise constitute a defense available to , or a discharge of, the Pledgor. The Pledgor hereby waives any and all suretyship defenses.

      Section 11. No Release. Nothing set forth in this Agreement shall (i) relive the Pledgor from the performance of any term, covenant, condition or agreement on the Pledgor's part to be performed or observed under or in respect of any of the Pledged Collateral, or (ii) impose any obligation on the Secured Party to perform or observe any such term, covenant, condition or agreement on the Pledgor's part to be so performed or observed, or (iii) impose any liability on the Secured Party for any act or omission on the part of the Pledgor relating thereto or for any breach of any representation or warranty on the part of the Pledgor contained in this Agreement.

      Section 12. Termination. When all the Secured Obligations (other than Secured Obligations in the nature of continuing indemnities and expense reimbursement obligations not yet due and payable ) have been indefeasibly paid in full in cash and have been terminated, this Agreement shall terminate. Upon termination of this Agreement, the Secured Party shall, upon the written request and at the expense of the Pledgor, forthwith assign, transfer and deliver to the Pledgor, against receipt and without recourse to or warranty by the Secured Party, such of the Pledged Collateral as may be in the possession of the Secured Party and as shall not have been sold or otherwise applied pursuant to the terms hereof, and, if applicable, shall execute UCC termination statements on Form UCC
3. The Secured Party shall have no responsibility to undertake any other actions upon termination of this Agreement except as provided in this Section.

     Section 13.  Indemnity

      (a) The Pledgor agrees to indemnify, reimburse and hold the Secured Party and its respective successors, assigns, employees, agents and servants (collectively, "Indemnitees") harmless from and against any and all liabilities, obligations, damages, injuries, penalties, claims, demands, actions, suites, judgments and any all reasonable out of pocket costs and expenses (including, without limitation, reasonable attorney's fees and expenses) of whatsoever kind and nature imposed on, asserted against, or incurred by any of the Indemnities in any way relating to or arising out of this Agreement or in any way connected with the administration of the transaction contemplated hereby or the enforcement of any of the terms hereof, or the preservation of any rights hereunder, provided that the Pledgor shall have no obligation to an indemnitee hereunder to the extent it is finally judicially determined that such indemnified liabilities arise solely from the gross negligence or willful misconduct of such indemnitee. Upon written notice by any Indemnitee of the assertion of an indemnified claim hereunder, the Pledgor shall assume full responsibility for the defense thereof. If any action, suit or proceeding arising from any of the foregoing is brought against any Indemnitee, the Pledgor shall, if requested by such Indemnitee, resist and defend such action, suite or proceeding or cause the same to be resisted and defended by counsel reasonably satisfactory to such Indemnitee. Each Indemnitee shall, unless any other Indemnitee has made the request described in the preceding sentence and such request has been complied with, have the right to employ its own counsel (or internal counsel) to investigate and control the defense of any matter covered by the indemnity set forth in this Section, and the fees and expenses of such counsel shall be paid by the Pledgor, provided that, only to the extent no conflict exists between or among the Indemnitees, as reasonably determined by the Indemnitees, the Pledgor shall not be obligated to pay the fees and expenses of more than one counsel for all Indemnitees as a group with respect to any indemnified claim.

      (b) If and to the extent that the obligations of the Pledgor under this Section are unenforceable for any reason, the Pledgor hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations that is permissible under applicable law.

     (c) The obligations of the Pledgor contained in this Section shall survive the termination of this Agreement and the discharge of the Secured Obligations.

      (d) Any amounts paid by any Indemnities as to which such Indemnitee has the right to reimbursement shall constitute Secured Obligations secured by the Pledged Collateral.

      Section 14. Expenses. Upon demand, the Pledgor will pay to the Secured Party the amount of any and all reasonable out of pocket expenses, including the reasonable fees and expenses of its counsel and the reasonable fees and expenses of any experts and agents, which the Secured Party may incur in connection with
(i) the collection of the Secured Obligations, (ii) the custody or preservation of, or the sale, of collection from, or other realization upon, any of the Pledged Collateral, (iii) the exercise or enforcement of any of the rights of the Secured Party hereunder, or (iv) the failure by the Pledgor to perform or observe any of the provisions hereof. All amounts payable by the Pledgor under this Section shall be due upon demand and shall be part of the Secured
Obligations. The Pledgor's obligations under this Section shall survive the termination of this Agreement and the discharge of the Pledgor's other obligations hereunder.

     Section 15.  No Waiver, Cumulative Remedies.

      (a) No failure on the part of the Secured Party to exercise no course of dealing with respect to, and no delay on the part of the Secured Party in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies herein provided are cumulative and are not exclusive of any remedies provided by law.

     (b) In the event the Secured Party shall have instituted any proceeding to enforce any right, power or remedy under this instrument by foreclosure, sale, entry or otherwise, and such proceeding shall have been discontinues or abandoned for any reason, then and in every such case, the Pledgor and the Secured party shall be restored to their respective former positions and rights hereunder with respect to the Pledged Collateral, and all rights, remedies and powers of the Secured Party shall continue as if no such proceeding had been instituted.

      Section 16. Modifications in Writing. No amendment, modification, supplement, termination or waiver of or to any provision of this Agreement, nor consent to any departure by the Pledgor therefrom, shall be effective unless the same shall be in writing and signed by the Secured Party. Any such amendment, modification, supplement, termination, waiver or consent shall be effective only in the specific instance and for the specific purpose for which made or given. Except where notice is specifically required by this Agreement, no notice to or demand on the Pledgor in any case shall entitle the Pledgor to any other or further notice or demand in similar or other circumstances.

      Section 17. Addresses for Notices. All notices, requests, demands and other communications provided for hereunder shall be in writing and shall be telecopied (followed by overnight mail), personally delivered or sent by registered or certified mail, postage prepaid, return receipt requested, or by receipted overnight delivery service to the addressee, at its address set forth below:

          If to the Pledgor:

                    Jayark Corporation
                    300 Plaza Drive
                    Vestal, NY 13850
                    Attn:  Robert Nolt, Secretary


          If to the Secured Party:

                    A-V Texas Holding, LLC
                    300 Plaza Drive
                    Vestal, NY 18350
                    Attn:  David Koffman, Member


or at such other address as shall be designated by any of the foregoing parties in a written notice to the other parties complying as to delivery with the terms of this Section. All such communications shall be deemed received (i) in the case of hand delivered, on the day of delivery, (ii) in the case of overnight mail or overnight courier service, on the next business day after such communication is mailed, postage prepaid, or placed in the hands of such courier service for delivery, (iii) in the case of telecopy, or the day the sender receives electronic confirmation that a facsimile has been successfully transmitted to the recipient thereof, and (iv) in the case of registered or certified mail, on the fifth business day after such communication is mailed, postage prepaid, with the United States Postal Service.

     Section 18. Assignment. This Agreement shall be binding upon the Pledgor, its successors and assigns, and shall inure, together with the rights and remedies of the Secured Party hereunder, to benefit of the Secured Party and each of its successors, transferees and assigns. No other person or entity (including, without limitation, andy other creditor of the Pledgor) shall have any interest herein or any right or benefit with respect hereto. The Pledgor may not assign its rights or obligations under this Agreement to any other person or entity. The Secured Party may assign or otherwise transfer its rights under this Agreement or any indebtedness held by it may assign or otherwise transfer its rights under this Agreement or any indebtedness held by it secured by this Agreement to any other person or entity, and such other person or entity shall thereupon become vested with all the benefits in respect thereof granted to the Secured Party.

     Section 19. Governing Law. This Agreement shall be governed by, and shall be constructed and enforced in accordance with the laws of the State of New York, without regard to its principles of conflicts of laws.

      Section 20. Consent to Jurisdiction. All judicial proceedings brought against the Pledgor with respect to this Agreement may be brought in any state or federal court of competent jurisdiction in the State of New York and, by execution and delivery of this Agreement, the Pledgor accepts for itself and in connection with its properties, generally and unconditionally, the nonexclusive jurisdiction of the aforesaid courts.

      Section 21. Severability of Provisions. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

     Section 22. Execution in Counterparts. This Agreement and any amendments, waivers, consents or supplements hereto may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, but all such counterparts together shall constitute one and the same agreement.

     Section 23. Headings. The Section headings used in this Agreement are for convenience of reference only and shall not affect the construction of this Agreement.

      Section  24.  WAIVER OF TRIAL BY JURY.    THE PARTIES  HERETO  IRREVOCABLY
WAIVE TRIAL BY JURY IN CONNECTION WITH ANY MATTER ARISING OUT OF THIS AGREEMENT.

      IN WITNESS WHEREOF, the Pledgor has caused this Agreement to be duly executed and delivered as of the date first above written.

                              JAYARK CORPORATION


                              Name: /s/ David L. Koffman
                              Title: President

                              ACCEPTED:

                              A-V TEXAS HOLDING, LLC

                              Name:
                              Title:

                           SCHEDULE A


 CLASS     PAR       CERTIFICATE      NUMBER      PERCENTAGE OF ALL CAPITAL
OF STOCK  VALUE        NO.(S)        OF SHARES         STOCK OF ISSUER
                                                            100%

                                EXHIBIT 10(30)
                                --------------

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THEY MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT AND ANY APPLICABLE STATE SECURITIES LAWS OR THE AVAILABILITY OF AN EXEMPTION FROM REGISTRATION UNDER SAID ACT AND ANY APPLICABLE STATE SECURITIES LAWS.


                         STOCK WARRANT

        To Purchase 3,666,667 Shares of Common Stock of

           Jayark Corporation, a Delaware Corporation
                        (the "Company")

               Subject to Adjustment as Set Forth
           in Section 5 and Particularly Section 5(g)

           DATE OF INITIAL ISSUANCE:  March 12, 1997


      THIS CERTIFIES THAT, for value received, A-V Texas Holding, LLC or registered assigns (hereinafter called the "Holder") is entitled to purchase from the Company during the Term of this Warrant at the times provided for herein, the number of shares of Common Stock, par value $.30 per share, of the Company (the "Common Stock") as specified herein, at the Warrant Price (as hereinafter defined), payable in the manner specified herein. The conversion of this Warrant shall be subject to the provisions, limitations and restrictions herein contained.

     SECTION 1.  Definitions.

      Common Stock - shall mean and include the Company's authorized Common Stock, as constituted on the date the Certificate of Incorporation is amended as provided in the definition of "Term of this Warrant" below, and shall also include any capital stock of any class of the Company hereafter authorized which has the right to participate in the distribution of earnings and assets of the Company without limit to amount or percentage.

      Securities Act - the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

      Term of this Warrant - shall mean the period beginning on the date the Company amends its Certificate of Incorporation to provide for no less than 20,000,000 authorized shares of Common Stock (at any par value) and ending on February 1, 2007.

     Warrant Price - is defined in Section 2.1 hereof.

      Warrant Rights - the rights of the Holder to purchase shares of Common Stock upon conversion of this Warrant, which rights shall not relate to shares of Common Stock already purchased pursuant to this Warrant.

      Warrant Shares - shares of Common Stock purchased or purchasable by the Holder of this Warrant upon the conversion hereof.

     SECTION 2.  Conversion of Warrant.

      2.1. Right to Exercise Warrant. At any time and from time to time during the term of this Warrant, the Holder hereof shall have the right to convert this Warrant, in whole or part(s) to purchase up to the number of shares of Common Stock set forth on the cover page hereof, subject to adjustment as provided in
Section 5.

      The Warrant Price shall be $.30 per share subject to adjustment as provided in Section 5 and shall be paid in cash.

      2.2. Procedure for Cashless Conversion of Warrant. The registered holder hereof shall convert this Warrant by the surrender of this Warrant and the Notice of Conversion form attached hereto duly executed at the office of the Company at 300 Plaza Drive, Vestal, New York 13850 (or such other office or agency of the Company as it may designate by notice in writing to the registered holder hereof at the address of such holder appearing on the books of the Company), into shares of Warrant Shares as provided in this Section 2.

      Upon  conversion  of this Warrant in accordance  with  this
Section 2, the registered holder hereof shall be entitled to receive a certificate for the number of shares of Warrant Shares determined in accordance with the foregoing.

      2.3. Transfer and Restriction Legend. This Warrant is freely transferable by the Holder, except as transferability may be limited by federal and state securities laws. Each certificate for Warrant Shares shall bear the following legend (and any additional legend required by (i) any applicable state securities laws and (ii) any securities exchange upon which such Warrant Shares may, at the time of such exercise, be listed) on the face thereof unless at the time of exercise such Warrant Shares shall be registered under the Securities Act:

                 "THESE   SECURITIES  HAVE   NOT   BEEN
          REGISTERED UNDER THE SECURITIES ACT OF  1933,
          AS  AMENDED,  OR  ANY STATE SECURITIES  LAWS.
          THEY  MAY NOT BE SOLD OR OFFERED FOR SALE  IN
          THE  ABSENCE  OF  AN  EFFECTIVE  REGISTRATION
          STATEMENT AS TO THE SECURITIES UNDER SAID ACT

          AND  ANY APPLICABLE STATE SECURITIES LAWS  OR
          THE   AVAILABILITY  OF  AN   EXEMPTION   FROM
          REGISTRATION   UNDER   SAID   ACT   AND   ANY
          APPLICABLE STATE SECURITIES LAWS."

Any certificate issued at any time in exchange or substitution for any certificate bearing such legend (except a new certificate issued upon completion of a public distribution under a registration statement of the securities represented thereby) shall also bear such legend unless, in the opinion of counsel for the holder thereof (which counsel shall be reasonably satisfactory to counsel for the Company) the securities represented thereby are not, at such time, required by law to bear such legend.

      SECTION 3. Covenants as to Common Stock. The Company covenants and agrees that all shares of Common Stock that may be issued upon the exercise of the rights represented by this Warrant will, upon issuance and receipt by the Company of the Warrant Price, be validly issued, fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. The Company further covenants and agrees that it will pay when due and payable any and all federal and state taxes which may be payable in respect of the issue of this Warrant, or any Common Stock or certificates therefor issuable upon the exercise  of  this  Warrant.  The Company further  covenants  and agrees that the Company will at all times have authorized and reserved, free from preemptive rights, a sufficient number of shares of Common Stock to provide for the exercise of the rights represented by this Warrant. The Company further covenants and agrees that if any shares of capital stock to be reserved for the purpose of the issuance of shares upon the conversion of this Warrant require registration with or approval of any governmental authority under any federal or state law before such shares may be validly issued or delivered upon conversion, then the Company will in good faith and as expeditiously as possible endeavor to secure such registration or approval, as the case may be. If and so long as the Common Stock issuable upon the conversion of this Warrant is listed on any national securities exchange, the Company will, if permitted by the rules of such exchange, list and keep listed on such exchange, upon official notice of issuance, all shares of such Common Stock issuable upon conversion of this Warrant.

     SECTION 4.  Ownership.

      4.1 Register; Transfer or Exchange of Warrants. The Company shall keep at its office maintained in Vestal, New York a register in which the Company shall provide for the registration of Warrants and for the registration of transfer of Warrants. The Holder of any Warrant may, at its option and either in person or by duly authorized attorney, surrender the same for registration of transfer or exchange at such office and, without expense to such Holder (other than transfer taxes, if any), receive in exchange therefor a new Warrant or Warrants, dated as of the date to which transfer is effectuated, for the same aggregate amount of shares as the Warrant or Warrants so surrendered for transfer or exchange and each registered in such name or names as may be designated by such Holder. Every Warrant so made and delivered in exchange for any Warrant shall in all other respects be in the same form and have the same terms as the Warrant so surrendered for transfer or exchange.

      4.2. Ownership of This Warrant. The Company may deem and treat the person in whose name this Warrant is registered as the holder and owner hereof (notwithstanding any notations of ownership or writing hereon made by anyone other than the Company) for all purposes and shall not be affected by any notice to the contrary until presentation of this Warrant for registration of transfer as provided in this Section 4.

     4.3. Transfer and Replacement. This Warrant and all rights hereunder are subject to applicable federal and state securities laws, transferable in whole or in part upon the books of the Company by the Holder hereof in person or by duly authorized attorney, and a new Warrant or Warrants, of the same tenor as this Warrant but registered in the name of the transferee or transferees shall be made and delivered by the Company upon surrender of this Warrant duly endorsed. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft or destruction, and, in such case, of indemnity or security reasonably satisfactory to it, and upon surrender of this Warrant if mutilated, the Company will make and deliver a new Warrant of like tenor, in lieu of this Warrant; provided that if the Holder hereof is an instrumentality of a state or local government or an institutional holder or a nominee for such an instrumentality or institutional holder, an irrevocable agreement of indemnity by such Holder shall be sufficient for all purposes of this Section 4, and no evidence of loss or theft or destruction shall be necessary. This Warrant shall be promptly canceled by the Company upon the surrender hereof in connection with any transfer or replacement. Except as otherwise provided above, in the case of the loss, theft or destruction of a Warrant, the Company shall pay all expenses, taxes and other charges payable in connection with any transfer or replacement of this Warrant, other than stock transfer taxes (if any) payable in connection with a transfer of this Warrant, which shall be payable by the Holder.

     SECTION 5. Adjustment of Warrant Price and Number of Shares of Common Stock or Warrants.

           (a) In case the Company shall (i) pay a dividend or make a distribution in shares of its capital stock (whether shares of Common Stock or of capital stock of any other class) or distribute evidences of indebtedness or assets, (ii) sub-divide its outstanding shares of Common Stock (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue by reclassification of its shares of Common Stock any shares of capital stock of the Company, the conversion privilege and Warrant Price in effect immediately prior to such action shall be adjusted so that the holders of any Warrants thereafter surrendered for exercise shall be entitled to receive the number of shares of capital stock of the Company which he or she would have owned immediately following such action had such Warrant been exercised immediately prior thereto. An adjustment made pursuant to this subsection (a) shall become effective retroactively immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this subsection (a), the holder of any shares of this Warrant thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the Company, the Board of Directors (whose reasonable determination shall be made in good faith) shall determine the allocation of the adjusted conversion price between or among shares of such classes of capital stock.

           (b) The Company may elect, upon any adjustment of the Warrant Price hereunder, to adjust the number of Warrants outstanding, in lieu of the adjustment in the number of shares of Common Stock purchasable upon the conversion of each Warrant as hereinabove provided, so that each Warrant outstanding after such adjustment shall represent the right to purchase one share of Common Stock. Each Warrant held of record prior to such adjustment of the number of Warrants shall become that number of Warrants (calculated to the nearest tenth) determined by multiplying the number one by a fraction, the numerator of which shall be the Warrant Price in effect immediately prior to such adjustment and the denominator of which shall be the Warrant Price in effect immediately after such adjustment.

            (c)    In   case  of  any  reclassification,  capital
reorganization or other change of outstanding shares of Common Stock, or in case of any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock), or in case of any sale or conveyance to another corporation of the property of the Company as, or substantially as, an entirety (other than a sale/leaseback, mortgage or other financing transaction), the Company shall cause effective provision to be made so that each holder of a Warrant then outstanding shall have the right thereafter, by converting such Warrant, to purchase the kind and number of shares of stock or other securities or property (including cash) receivable upon such reclassification, capital reorganization or other change, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock that might have been purchased upon conversion of such Warrant immediately prior to such
reclassification,  capital  reorganization   or   other   change,
consolidation, merger, sale or conveyance. Any such provision shall include provision for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 5. The Company shall not effect any such consolidation, merger or sale unless prior to or simultaneously with the consummation thereof the successor (if other than the Company) resulting from such consolidation or merger of the corporation purchasing assets or other appropriate corporation or entity shall assume, by written instrument executed and delivered to the Company, the obligation to deliver to the holder of each Warrant such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holders may be entitled to purchase and the other obligations under this Warrant. The foregoing provisions shall similarly apply to successive reclassification, capital reorganizations and other changes of outstanding shares of Common Stock and to successive consolidations, mergers, sales or conveyances.

           (d) After each adjustment of the Warrant Price pursuant to this Section 5, the Company will promptly prepare a certificate signed by the President, and by the Treasurer or an Assistant Treasurer or the Secretary or any Assistant Secretary, of the Company setting forth: (i) the Warrant Price as so adjusted, (ii) the number of shares of Common Stock purchasable upon conversion of each Warrant after such adjustment, and, if the Company shall have elected to adjust the number of Warrants, the number of Warrants to which the registered holder of each Warrant shall then be entitled.

           (e) For purposes of Section 5(a) and 5(b) hereof, the following shall also be applicable:

                 (A) The number of shares of Common Stock outstanding at any given time shall include shares of Common Stock owned or held by or for the account of the Company and the sale or issuance of such treasury shares or the distribution of any such treasury shares shall not be considered a Change of Shares for purposes of said sections.

                (B) No adjustment of the Warrant Price shall be made unless such adjustment would require a decrease of a least $.0001 in such price; provided that any adjustments which by reason of this clause (B) are not required to be made at the time of and together with the next subsequent adjustment which, together with any adjustment(s) so carried forward, shall require an increase or decrease of at least $.0001 in the Warrant Price then in effect hereunder.

           (f) If and whenever the Company shall grant to all holders of Common Stock, as such, rights or warrants to subscribe for or to purchase, or any options for the purchase of, Common

Stock or securities convertible into or exchangeable for carrying a right, warrant or option to purchase Common Stock, the Company shall concurrently therewith grant to each Registered Holder as of the record date for such transaction of the Warrants then outstanding, the rights, warrants or options to which each Registered Holder would have been entitled if, on the record date used to determine the stockholders entitled to the rights, warrants or options being granted by the Company, the Registered Holder were the holder of record of the number or whole shares of Common Stock then issuable upon conversion (assuming, for purposes of this section 5 (f), that exercise of Warrants is permissible during periods prior to the Warrant Exercise Date) of his Warrants. Such grant by the Company to the holders of the Warrants shall be in lieu of any adjustment which otherwise might be called for pursuant to this Section 5.

            (g) Anything in this Warrant to the contrary notwithstanding, the number of shares of Common Stock to which this Warrant shall relate shall be reduced to 35.29827% of the number of that time exercisable in the event all or substantially all of the stock of the Company's subsidiary, Aves Audio Visual Systems, Inc. ("AVES") or all or substantially all of the assets of AVES are transferred to the Holder of that certain Revolving
Note in the aggregate original principal amount of up to $1,100,000 dated the date of this Warrant, pursuant to any levy, foreclosure, transfer in lieu of foreclosure or other similar security enforcement right upon default of such Revolving Note, whether pursuant to operation of that certain Pledge Agreement dated the date hereof in favor of such Holder, or otherwise.

     SECTION 6. Notice of Extraordinary Dividends. If the Board of Directors of the Company shall declare any dividend or other distribution on its Common Stock except out of earned surplus or by way of a stock dividend payable in shares of its Common Stock, the Company shall mail notice thereof to the Holder hereof not less than fifteen (15) days prior to the record date fixed for determining shareholders entitled to participate in such dividend or other distribution, and the Holder hereof shall not participate in such dividend or other distribution unless this Warrant may be converted, in whole or in part, pursuant to
Section 2.1 of this Warrant, and is converted prior to such record date. The provisions of this Section 6 shall not apply to distributions made in connection with transactions covered by
Section 5.

      SECTION 7. Fractional Shares. Fractional shares shall not be issued upon the conversion of this Warrant but in any case where the Holder would, except for the provisions of this Section 7, be entitled under the terms hereof to receive a fractional share upon the conversion of this Warrant, the Company shall, upon the conversion of this Warrant, pay a sum in cash equal to the excess of the value of such fractional share (determined in such reasonable manner as may be prescribed in good faith by the Board of Directors of the Company).

      SECTION 8. Notices. Any notice or other document required or permitted to be given or delivered to the Holder or the Company shall be effected on the seventh day following delivery to the United States Post Office, proper postage prepaid, sent by certified or registered mail return receipt requested, or on the day delivered by hand and receipted, or on the second business day after delivery to a recognized overnight courier service, addressed to the Holder at the address thereof specified in the records of the Company or to such other address as shall have been furnished to the Company in writing by the Holder or the Company at 124 West Main Street, High Bridge, New Jersey 08829 or to such other address as shall have been furnished in writing to the Holder by the Company.

       SECTION 9. No Rights as Stockholder; Limitation of Liability. This Warrant shall not entitle the Holder to any of the rights of a shareholder of the Company. No provision hereof, in the absence of affirmative action by the Holder to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the Holder, shall give rise to any liability of the Holder for the Warrant Price hereunder or as a shareholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

      SECTION 10. Law Governing. This Warrant shall be governed by, and construed and enforced in accordance with, the laws of the State of New York.

     SECTION 11. Miscellaneous. This Warrant and any provision hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party (or any predecessor in interest thereof) against which enforcement of the same is sought. The headings in this Warrant are for purposes of reference only and shall not affect the meaning or construction of any of the provisions hereof.

      IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officer this 24th day of February 1997.

                                   JAYARK CORPORATION

                                   Name: /s/ David L. Koffman
                                   Title: President

                                EXHIBIT 10(31)
                                --------------

                          COMMERCIAL SECURITY AGREEMENT

                           Principal     $1,250,000.00
                           Loan Date     02-18-1997
                           Maturity      03-01-2000
                           Loan No       11759
                           Call          032
                           Collateral    SCHA
                           Account       5412
                           Officer       GS895

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.

Borrower:  AVES AUDIO VISUAL SYSTEMS, INC.   Lender:  BSB BANK & TRUST COMPANY
           6116 SKYLINE DRIVE                         Commercial Loan Department
           HOUSTON, TX 17274                          P.O. Box 1056
                                                      Binghamton, NY 13902


 THIS COMMERCIAL SECURITY AGREEMENT Is entered Into between AVES AUDIO VISUAL SYSTEMS, INC. (referred to below as "Grantor"); and BSB BANK & TRUST COMPANY (referred to below as "Lender"). For valuable consideration, Grantor grants to Lender a security interest in the Collateral to secure the Indebtedness and agrees that Lender shall have the rights stated In this Agreement with respect to the Collateral, in addition to all other rights which Lender may have by law.

 DEFINITIONS. The following words shall have the following meanings when used in this Agreement. Terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code. All references to dollar amounts shall mean amounts in lawful money of the United States of America.

   Agreement. The word "Agreement" means this Commercial Security Agreement, as this Commercial Security Agreement may be amended or modified from time to time, together with all exhibits and schedules attached to this Commercial Security Agreement from time to time.

   Collateral. The word "Collateral" means the following described property of Grantor, whether now owned or hereafter acquired, whether now existing or hereafter arising, and wherever located:

      All inventory, accounts, equipment and general intangibles

   In addition, the word "Collateral" includes all the following, whether now owned or hereafter acquired, whether now existing or hereafter arising, and wherever located:

      (a) All attachments, accessions, accessories, tools, parts, supplies, increases, and additions to and all replacements of and substitutions for any property described above.

      (b) All products and produce of any of the property described in this Collateral section.

      (c) All accounts, general intangibles, instruments, rents, monies, payments, and all other rights, arising out of a sale, lease, or other disposition of any of the property described in this Collateral section.

      (d) All proceeds (including insurance proceeds) from the sale, destruction, loss, or other disposition of any of the property described in this Collateral section.

      (e) All records and data relating to any of the property described in this Collateral section, whether in the form of a writing, photograph, microfilm, microfiche, or electronic media, together with all of Grantor's right, title, and interest in and to all computer software required to utilize, create, maintain, and process any such records or data on electronic media.

   Event of Default. The words "Event of Default" mean and include without limitation any of the Events of Default set forth below in the section titled "Events of Default."

   Grantor. The word "Grantor" means AVES AUDIO VISUAL SYSTEMS, INC., its successors and assigns

   Guarantor. The word "Guarantor" means and includes without limitation each and all of the guarantors, sureties, and accommodation parties in connection with the Indebtedness.

   Indebtedness. The word "Indebtedness" means the indebtedness evidenced by the Note, including all principal and earned interest, together with all other indebtedness and costs and expenses for which Grantor is responsible under this Agreement or under any of the Related Documents. In addition, the word "Indebtedness" includes all other obligations, debts and liabilities, plus interest thereon, of Grantor, or any one or more of them, to Lender, as well as all claims by Lender against Grantor, or any one or more of them, whether existing now or later; whether they are voluntary or involuntary, due or not due, direct or indirect, absolute or contingent, liquidated or unliquidated; whether Grantor may be liable individually or jointly with others; whether Grantor may be obligated as guarantor, surety, accommodation party or otherwise.

   Lender. The word "Lender" means BSB BANK & TRUST COMPANY, its successors and assigns.

   Note. The word "Note" means the note or credit agreement dated February 18, 1997, in the principal amount of $1,250,000.00 from AVES AUDIO VISUAL SYSTEMS, INC. to Lender, together with all renewals of, extensions of, modifications of, refinancings of, consolidations of and substitutions for the note or credit agreement.

   Related Documents. The words "Related Documents" mean and include without limitation all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

 RIGHT OF SETOFF. Grantor hereby grants Lender a contractual possessory security interest in and hereby assigns, conveys, delivers, pledges, and transfers all of Grantor's right, title and interest in and to Grantor's accounts with Lender (whether checking, savings, or some other account), including all accounts held jointly with someone else and all accounts Grantor may open in the future, excluding, however, all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Grantor authorizes Lender, to the extent 02-

permitted by applicable law, to charge or setoff all Indebtedness against any and all such accounts.

 OBLIGATIONS OF GRANTOR. Grantor warrants and covenants to Lender as follows:

   Organization. Grantor is a corporation which is duly organized, validly existing, and in good standing under the laws of the State of Texas. Grantor has its chief executive office at 6116 SKYLINE DRIVE, HOUSTON, Ix 11274. Grantor will notify lender of any change in the location of Grantor's chief executive office.

   Authorization. The execution, delivery, and performance of this Agreement by Grantor have been duly authorized by all necessary action by Grantor and do riot conflict with, result in a violation of, or constitute a default under
   (a) any provision of its articles of incorporation or organization, or bylaws, or any agreement or other instrument binding upon Grantor or (b) any law, governmental regulation, court decree, or order applicable to Grantor.

   Perfection of Security Interest. Grantor agrees to execute such financing statements and to take whatever other actions are requested by

   Lender to perfect and continue Lender's security interest in the Collateral.
   Upon request of Lender, Grantor will deliver to Lender any and all of    the
   documents evidencing or constituting the Collateral, and Grantor will note Lender's interest upon any and all chattel paper if not delivered to Lender for possession by Lender. Grantor hereby appoints Lender as ifs irrevocable attorney-in -fact for the purpose of executing any documents necessary to perfect or to continue the security interest granted in this Agreement. Lender may at any line, and without further authorization from Grantor, file a carbon, photographic or other reproduction of any financing statement or of this Agreement for use as a financing statement. Grantor will reimburse Lender for all expenses for the perfection and the continuation of the perfection of Lender's security interest in the Collateral. Grantor promptly will notify Lender before any change in Grantor's name including any change to the assumed business names of Grantor. This is a continuing Security Agreement and will continue in effect even though all or any part of the Indebtedness is paid in full and even though for a period of time Grantor may not be indebted to Lender.

  No Violation. The execution and delivery of this Agreement will not violate any law or agreement governing Grantor or to which Grantor is a party, and its certificate or articles of incorporation and bylaws do not prohibit any term or condition of this Agreement.

  Enforceability of Collateral. To the extent the Collateral consists of accounts, chattel paper, or general intangibles, the Collateral is enforceable in accordance with its terms, is genuine, and complies with applicable laws concerning form, content and manner of preparation and execution, and alt persons appearing to be obligated on the Collateral have authority and capacity to contract and are in fact obligated as they appear to be on the Collateral. At the time any account becomes subject to a security interest in favor of Lender, the account shall be a good and valid account representing an undisputed, bona fide indebtedness incurred by the account debtor, for merchandise held subject to delivery instructions or theretofore shipped or delivered pursuant to a contract of sale, or for services theretofore performed by Grantor with or for the account debtor; there shall be no setoffs or counterclaims against any such account; and no agreement under which any deductions or discounts may be claimed shall have been made with the account debtor except those disclosed to Lender in writing.

  Location of the Collateral. Grantor, upon request of Lender, will deliver to Lender in form satisfactory to Lender a schedule of real properties and Collateral locations relating to Grantor's operations, including without limitation the following: (a) all real property owned or being purchased by Grantor; (b) all real property being rented or leased by Grantor; (c) all storage facilities owned, rented, leased, or being used by Grantor; and (d) alt other properties where Collateral is or may be located, Except in the ordinary course of its business, Grantor shall not remove the Collateral from its existing locations without the prior written consent of Lender.

  Removal of Collateral. Grantor shall keep the Collateral (or to the extent the Collateral consists of intangible property such as accounts, the records concerning the Collateral) at Grantor's address shown above, or at such other locations as are acceptable to Lender. Except in the ordinary course of its business, including the sales of inventory, Grantor shall not remove the Collateral from its existing locations without the prior written consent of Lender. To the extent that the Collateral consists of vehicles, or other titled property, Grantor shall not take or permit any action which would require application for certificates of title for the vehicles outside the State of Texas, without the prior written consent of Lender.

  Transactions involving Collateral. Except for inventory sold or accounts collected in the ordinary course of Grantor's business, Grantor shall not sell, offer to sell, or otherwise transfer or dispose of the Collateral. While Grantor is not in default under this Agreement, Grantor may sell inventory, but only in the ordinary course of its business and only to buyers who quality as a buyer in the ordinary course of business. A sale in the ordinary course of Grantor's business does not include a transfer in partial or total satisfaction of a debt or any bulk sale. Grantor shall not pledge, mortgage, encumber or otherwise permit the Collateral to be subject to any lien, security interest, encumbrance, or charge, other than the security interest provided for in this Agreement, without the prior written consent of Lender. This includes security interests even if junior in right to the security interests granted under this Agreement. Unless waived by Lender, all proceeds from any disposition of the Collateral (for whatever reason) shall be held in trust for Lender and shall not be commingled with any other funds; provided however, this requirement shall not constitute consent by Lender to any sale or other disposition. Upon receipt, Grantor shall immediately deliver any such proceeds to Lender.

   Title. Grantor represents and warrants to Lender that it holds good and marketable title to the Collateral, free and clear of all liens and encumbrances except for the lien of this Agreement. No financing statement covering any of the Collateral is on file in any public office other than those which reflect the security interest created by this Agreement or to which Lender has specifically consented. Grantor shall defend Lender's rights in the Collateral against the claims arid demands of all other persons.

Collateral Schedules and Locations. As often as Lender shall require, and insofar as the Collateral consists of accounts and general intangibles, Grantor shall deliver to Lender schedules of such Collateral, including such information as Lender may require, including without limitation names and addresses of account debtors and agings of accounts and general intangibles. Insofar as the Collateral consists of inventory and equipment, Grantor shall deliver to Lender, as often as Lender shall require, such lists, descriptions, and designations of such Collateral as Lender may require to identify the nature, extent, and location of such Collateral. Such information shall be submitted for Grantor and each of its subsidiaries or related companies.

   Maintenance and inspection of Collateral. Grantor shall maintain all tangible Collateral in good condition and repair. Grantor will net commit or permit damage to or destruction of the Collateral or any part of the Collateral. Lender and its designated representatives and agents shall have the right at all reasonable tunes to examine, inspect, arid audit the Collateral wherever located. Grantor shall immediately notify Lender of all cases involving the return, rejection, repossession, loss or damage of or to any Collateral; of any request for credit or adjustment or of any other dispute arising with respect to the Collateral; and generally of all happenings and events affecting the Collateral or the value or the amount of the Collateral.

   Taxes, Assessments and Liens. Grantor will pay when due all taxes, assessments and liens upon the Collateral, its use or operation, upon this Agreement, upon any promissory note or notes evidencing the Indebtedness, or upon any of the other Related Documents. Grantor nay withhold any such payment or may elect to contest any lien if Grantor is in good faith conducting an appropriate proceeding to contest the obligation to pay and so long as Lender's interest in the Collateral is not jeopardized in Lender's sole opinion. If the Collateral is subjected to a lien which is not discharged within fifteen (15) days, Grantor shall deposit with Lender cash, a sufficient corporate surety bond or other security satisfactory to Lender in an amount adequate to provide for the discharge of the lien plus any interest, costs, reasonable attorneys' fees or other charges that could accrue as a result of foreclosure or sale of the Collateral. in any contest Grantor shall defend itself and Lender and shall satisfy any final adverse judgment before enforcement against the Collateral. Grantor shall name Lender as an additional obligee under any surety bond furnished in the contest proceedings.

   Compliance With Governmental Requirements. Grantor shall comply promptly with all laws, ordinances, rules arid regulations of all governmental authorities, now or hereafter in effect, applicable to the ownership, production, disposition, or use of the Collateral. Grantor nay contest in good faith any such law, ordinance or regulation and withhold compliance during any proceeding, including appropriate appeals, so long as Lender's interest in the Collateral, in Lender's opinion, is not jeopardized.

   Hazardous Substances. Granter represents and warrants that the Collateral never has been, and never will be so long as this Agreement remains a lien on the Collateral, used for the generation, manufacture, storage. transportation, treatment, disposal, release or threatened release of any hazardous waste or substance, as those terms are defined in the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, 42 U.S.C. Section 9601, et seq. ("CERCLA"), the Supertund Amendments and Reauthorization Act of 1986, Pub. L. No. 99499 ("SARA"1. the Hazardous Materials Transportation Act. 49 U.S.C. Section 1801, et seq., the Resource Conservation and Recovery Act, 42

  U.S.C. Section 6901, et seq., or other applicable state or Federal laws, rules, or regulations adopted pursuant to any of the foregoing. The terms "hazardous waste" and hazardous substance" shall also include, without limitation, petroleum and petroleum by-products or any fraction thereof and asbestos. The representations and warranties contained herein are based on Grantor's due diligence in investigating the Collateral for hazardous wastes and substances. Grantor hereby (a) releases and waives any future claims against Lender for indemnity or contribution in the event Grantor becomes liable for cleanup or other costs under any such laws, and (b) agrees to indemnify and hold harmless Lender against any and all claims and losses resulting from a breach of this provision of this Agreement. This obligation to indemnify shall survive the payment of the Indebtedness and the satisfaction of this Agreement.

  Maintenance of Casualty Insurance- Grantor shall procure and maintain all risks insurance, including without limitation fire, theft and liability coverage together with such other insurance as Lender may require with respect to the Collateral, in form, amounts, coverages and basis reasonably acceptable to Lender. GRANTOR MAY FURNISH THE REQUIRED INSURANCE WHETHER THROUGH EXISTING POLICIES OWNED OR CONTROLLED BY GRANTOR OR THROUGH EQUIVALENT INSURANCE FROM ANY INSURANCE COMPANY AUTHORIZED TO TRANSACT BUSINESS IN THE STATE OF TEXAS. If Grantor tails to provide any required insurance or fails to continue such insurance in force, Lender may, but shall not be required to, do so at Grantor's expense, and the cost of the insurance will be added to the Indebtedness. If any such insurance is procured by Lender at a rate or charge not fixed or approved by the State Board of Insurance, Grantor will be so notified, and Grantor will have the option for five (5) days of furnishing equivalent insurance through any insurer authorized to transact business in Texas. Grantor, upon request of Lender, will deliver to Lender from time to time the policies or certificates of insurance in form satisfactory to Lender, including stipulations that coverages will not be cancelled or diminished without at least thirty (30) days' prior written notice 10 Lender and not including any disclaimer of the insurer's liability for failure to give such a notice. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act, omission or default of Grantor or any other person. In connection with all policies covering assets in which Lender holds or is offered a security interest, Grantor will provide Lender with such loss payable or other endorsements as Lender may require. If Grantor at any time fails to obtain or maintain any insurance as required under this Agreement, Lender may (but shall not be obligated to) obtain such insurance as Lender deems appropriate, including if it so chooses "single interest insurance," which will cover only Lender's interest in the Collateral.

  Application of Insurance Proceeds- Grantor shall promptly notify Lender of any loss or damage to the Collateral. Lender may make proof of loss if Grantor fails to do so within fifteen (15) days of the casualty. All proceeds of any insurance on the Collateral, including accrued proceeds thereon, shall be held by Lender as part of the Collateral. If Lender consents to repair or replacement of the damaged or destroyed Collateral, Lender shall, upon satisfactory proof of expenditure, pay or reimburse Grantor from the proceeds for the reasonable cost of repair or restoration. If Lender does not consent to repair or replacement of the Collateral, Lender shall retain a sufficient amount of the proceeds to pay all of the Indebtedness, and shall pay the balance to Grantor. Any proceeds which have not been disbursed within six (6) months after their receipt and which Grantor has not committed to the repair or restoration of the Collateral shall be used to prepay the Indebtedness.

Insurance Reserves. Lender may require Grantor to maintain with Lender reserves for payment of insurance premiums, which reserves shall be created by monthly payments from Grantor of a sum estimated by Lender to be sufficient to produce, at least fifteen (15) days before the premium due date, amounts at least equal to the insurance premiums to be paid. If fifteen (15) days before payment is due, the reserve funds are insufficient, Grantor shall upon demand pay any deficiency to Lender. The reserve funds shall be held by Lender as a general deposit and shall constitute a non~interest-bearing account which Lender may satisfy by payment of the insurance premiums required to be paid by Grantor as they become due. Lender does not hold the reserve funds in trust for Grantor, and Lender is not the agent of Grantor for payment of the insurance premiums required to be paid by Grantor. The responsibility for the payment of premiums shall remain Grantor's sole responsibility.

  Insurance Reports. Grantor, upon request of Lender, shall furnish to Lender reports on each existing policy of insurance showing such information as Lender may reasonably request including the following: (a) the name of the insurer; (b) the risks insured; (c) the amount of the policy; (d) the property insured; (a) the then current value on the basis of which insurance has been obtained and the manner of determining that value; and (f) the expiration date of the policy. In addition, Grantor shall upon request by Lender (however not more often than annually) have an independent appraiser satisfactory to Lender determine, as applicable, the cash value or replacement cost of the Collateral.

GRANTOR'S RIGHT TO POSSESSION AND TO COLLECT ACCOUNTS. Until default and except as otherwise provided below with respect to accounts, Grantor may have possession of the tangible personal property and beneficial use of all the Collateral and may use it in any lawful manner not inconsistent with this Agreement or the Related Documents, provided that Grantor's right to possession and beneficial use shall not apply to any Collateral where possession of the Collateral by Lender is required by law to perfect Lender's security interest in such Collateral. Until otherwise notified by Lender, Grantor may collect any of the Collateral consisting of accounts. At any time and even though no Event of Default exists, Lender may exercise its rights to collect the accounts and to notify account debtors to make payments directly to Lender for application to the Indebtedness. If Lender at any time has possession of any Collateral, whether before or after an Event of Default, Lender shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral if Lender takes such action for that purpose as Grantor shall request or as Lender, 0 Lender's sole discretion, shall deem appropriate under the circumstances, but failure to honor any request by Grantor shall not of itself be deemed to be a failure to exercise reasonable care. Lender shall not be required to take any steps necessary to preserve any rights in the Collateral against prior parties, nor to protect, preserve or maintain any security interest given to secure the Indebtedness.

EXPENDITURES BY LENDER. If not discharged or paid when due, Lender may (but shall not be obligated to) discharge or pay any amounts required to be discharged or paid by Grantor under this Agreement, including without limitation all taxes, liens, security interests, encumbrances, and other claims, at any time levied or placed on the Collateral. Lender also may (but shall not be obligated to) pay all costs for insuring, maintaining and preserving the Collateral. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the Note rate from the date incurred or paid by Lender to the date of repayment by Grantor. All such expenses shall become a part of the Indebtedness and, at Lender's option, will (a) be payable on demand,
(b) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (i) the term of any applicable insurance policy or (ii) the remaining term of the Note, or (c) be treated as a balloon payment which will be due and payable at the Note's maturity. This Agreement also will secure payment of these amounts. Such right shall be in addition to all other rights and remedies to which Lender may be entitled upon the occurrence of an Event of Default.

EVENTS OF DEFAULT. Each of the following shall constitute an Event of Default under this Agreement:

  Default on Indebtedness. Failure of Grantor to make any payment when due on the Indebtedness.

  Other Defaults. Failure of Grantor to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or in any other agreement between Lender and Grantor.

  False Statements. Any warranty, representation or statement made or furnished to Lender by or on behalf of Grantor under this Agreement, the Note or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished.

  Defective Collateralization. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any collateral documents to create a valid and perfected security interest or lien) at any time and for any reason.

  Insolvency. The dissolution or termination of Grantor's existence as a going business, the insolvency of Grantor, the appointment of a receiver for any part of Grantor's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any

   Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor Of Grantor Of by any governmental agency against the Collateral or any other collateral securing the Indebtedness. This includes a garnishment of any of Grantor's deposit accounts with Lender. however, this Event of Default shall not apply it there is a good faith dispute by Grantor as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Grantor gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

   Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the Indebtedness or such Guarantor dies or becomes incompetent. Lender, at its option, may, but shall not be required to, permit the Guarantor's estate to assume unconditionally the obligations arising under the guaranty in a manner satisfactory to Lender, and, in doing so, cure the Event of Default.

   Adverse Change. A material adverse change occurs in Grantor's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

Right to Cure. If any default, other than a Default on Indebtedness, is curable and if Grantor has not been given a prior notice of a breach of the same provision of this Agreement, it may be cured (and no Event of Default will have occurred) if Grantor, after Lender sends written notice demanding cure of such default, (a) cures the default within thirty (30) days; or (b), if the cure requires more than thirty (30) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

RIGHTS AND REMEDIES ON DEFAULT. If an Event of Default occurs under this Agreement, at any time thereafter, Lender shall have all the rights of a secured party under the Texas Uniform Commercial Code. In addition and without limitation, Lender may exercise any one or more of the following rights and remedies:

   Accelerate Indebtedness. Lender may declare the entire Indebtedness immediately due and payable, without notice.

   Assemble Collateral. Lender may require Grantor to deliver to Lender all or any portion of the Collateral and any and all certificates of title and other documents relating to the Collateral. Lender may require Grantor to assemble the Collateral and make it available to Lender at a place to be designated by Lender. Lender also shall have full power to enter, provided Lender does so without a breach of the peace or a trespass, upon the property of Grantor to take possession of and remove the Collateral. If the Collateral contains other goods not covered by this Agreement at the time of repossession, Grantor agrees Lender may take such other goods, provided that Lender makes reasonable efforts to return them to Grantor after repossession.

   Sell the Collateral. Lender shall have full power to sell, lease, transfer, or otherwise deal with the Collateral or proceeds thereof in its own name or that of Grantor. Lender may sell the Collateral at public auction or private sale. Unless the Collateral threatens to decline speedily in value or is of a type customarily sold on a recognized market, Lender will give Grantor reasonable notice of the time alter which any private sale or any other intended disposition of the Collateral is to be made. The requirements of reasonable notice shall be met if such notice is given at least ten (10) days before the time of the sale or disposition. All expenses relating to the disposition of the Collateral, including without limitation the expenses of retaking, holding, insuring, preparing for sale and selling the Collateral, shall become a pad of the Indebtedness secured by this Agreement and shall be payable on demand, with interest at the Note rate from date of expenditure until repaid.

   Appoint Receiver. To the extent permitted by applicable law, Lender shall have the following rights and remedies regarding the appointment of a receiver: (a) Lender may have a receiver appointed as a matter of right, (b) the receiver may be an employee of Lender and may serve without bond, and
   (c) all fees of the receiver and his or her attorney shall become part of the Indebtedness secured by this Agreement and shall be payable on demand, with interest at the Note rate from date of expenditure until repaid.

   Collect Revenues, Apply Accounts. Lender, either itself or through a receiver, may collect the payments, rents, income, and revenues from the Collateral. Lender may at any time in its discretion transfer any Collateral into its own name or that of its nominee and receive the payments, rents, income, and revenues therefrom and hold the same as security for the Indebtedness or apply it to payment of the Indebtedness in such order of preference as Lender may determine. Insofar as the Collateral consists of accounts, general intangibles, insurance policies, instruments, chattel paper, choses in action, or similar property, Lender may demand, collect, receipt for, settle, compromise, adjust, sue for, foreclose, or realize on the Collateral as Lender may determine, whether or not Indebtedness or Collateral is then due. For these purposes, Lender may, on behalf of and in the name of Grantor, receive, open and dispose of mail addressed to Grantor; change any address to which mail and payments are to be sent; and endorse notes, checks, drafts, money orders, documents of title, instruments and items pertaining to payment, shipment, or storage of any Collateral. To facilitate collection, Lender may notify account debtors and obligors on any Collateral to make payments directly to Lender.

   Obtain Deficiency. If Lender chooses to sell any or all of the Collateral, Lender may obtain a judgment against Grantor for any deficiency remaining on the Indebtedness due to Lender after application of all amounts received from the exercise of the rights provided in this Agreement. Grantor shall be liable for a deficiency even if the transaction described in this subsection is a sale of accounts or chattel paper.

   Other Rights and Remedies. Lender shall have all the rights and remedies of a secured creditor under the provisions of the Uniform Commercial Code, as may be amended from time to time. In addition, Lender shall have and may exercise any or all other rights and remedies it may have available at law, in equity, or otherwise.

   Cumulative Remedies. All of Lender's rights and remedies, whether evidenced by this Agreement or the Related Documents or by any other writing, shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Grantor under this Agreement, after Grantor's failure to perform, shall not affect Lender's right to declare a default and to exercise its remedies.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

   Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding arid agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

   Applicable Law. This Agreement has been delivered to Lender and accepted by Lender in the State of New York. If there is a lawsuit, Grantor agrees upon Lender's request to submit to the jurisdiction of the courts of the State of New York. Lender and Grantor hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Grantor against the other. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

   Attorneys' Fees and Other Costs. Lender may hire an attorney to help collect the Note if Grantor does not pay, and Grantor will pay Lender's reasonable attorneys' fees. Grantor also will pay Lender all other amounts actually incurred by Lender as court costs, lawful fees for tiling, recording, or releasing to any public office any instrument securing the Note; the reasonable cost actually expended for repossessing, storing, preparing for sale and selling any security: and fees for noting a lien on or transferring a certificate of title to any motor vehicle offered as security

   Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.


   Multiple Parties; Corporate Authority. All obligations of Grantor under this Agreement shall be joint and several, and all references to Grantor shall mean each and every Grantor. This means that each of the persons signing below is responsible for all obligations in this Agreement.

   Notices. All notices required to be given under this Agreement shall be given in writing, may be sent by telefacsimile, and shall be effective when actually delivered or when deposited with a nationally recognized overnight courier or deposited in the United States mail, first class, postage prepaid, addressed to the party to whom the notice is to be given at the address shown above. Any party may change its address for notices under this Agreement by giving format written notice to the other parties, specifying that the purpose of the notice is to change the party's address. To the extent permitted by applicable law, if there is more than one Grantor, notice to any Grantor will constitute notice to all Grantors. For notice purposes, Grantor will keep Lender informed at all times of Grantor's current address(es).

   Power of Attorney. Grantor hereby appoints Lender as its true and lawful attorney-in-fact, irrevocably, with full power of substitution to do the following: (a) to demand, collect, receive, receipt for, sue and recover all sums of money or other property which may now or hereafter become due, owing or payable from the Collateral; (b) to execute, sign and endorse any and all claims, instruments, receipts, checks, drafts or warrants issued in payment for the Collateral; (c) to settle or compromise any and all claims arising under the Collateral, and, in the place and stead of Grantor, to execute and deliver its release and settlement for the claim; and (d) to file any claim or claims or to take any action or institute or take part in any proceedings, either in its own name or in the name of Grantor, or otherwise, which in the discretion of Lender may seem to be necessary or advisable. This power is given as security for the Indebtedness, and the authority hereby conferred is and shall be irrevocable and shall remain in full force and effect until renounced by Lender.

   Servability. If a court of competent jurisdiction finds any provision of this Agreement to be invalid or unenforceable as to any person or circumstance, such finding shall not render that provision invalid or unenforceable as to any other persons or circumstances. If feasible, any such offending provision shall be deemed to be modified to be within the limits of enforceability or validity; however, if the offending provision cannot be so modified, it shall be stricken and all other provisions of this Agreement in all other respects shall remain valid and enforceable.

   Successor Interests. Subject to the limitations set forth above on transfer of the Collateral, this Agreement shall be binding upon and inure to the benefit of the parties, their successors and assigns.

   Waiver. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Grantor, shall constitute a waiver of any of Lender's rights or of any of Grantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

 GRANTOR ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS COMMERCIAL SECURITY AGREEMENT, AND GRANTOR AGREES TO ITS TERMS. THIS AGREEMENT IS DATED FEBRUARY 18,1997.

 GRANTOR:

 AVES AUDIO VISUAL SYSTEMS, INC.

 Name: /s/ Howard M. Rittberg
 Title: Assistant Secretary

 LENDER:

 BSB BANK & TRUST COMPANY

 By: /s/ Mr. R. Snell
 Title: Authorized Officer

                                EXHIBIT 10(32)
                                --------------

                                PROMISSORY NOTE

                           Principal     $1,250,000.00
                           Loan Date     02/18/97
                           Maturity      03-01-2000
                           Loan No       11759
                           Call          032
                           Collateral    SCHA
                           Account       6412
                           Officer       GS895

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.

 Borrower:  AVES AUDIO VISUAL SYSTEMS, INC.    Lender:  BSB BANK & TRUST COMPANY
            6116 SKYLINE DRIVE                 Commercial Loan Department
            HOUSTON, TX  77274                 P.O. Box 1056
                                               Binghamton, NY 13902

Principal Amount: $1,250,000.00             Initial Rate: 9.750%
Date of Note: February 18,1997

PROMISE TO PAY. AVES AUDIO VISUAL SYSTEMS, INC. ("Borrower") promises to pay to BSB BANK & TRUST COMPANY ("Lender"), or order, In lawful money of the United States of America, the principal amount of One Million Two Hundred Fifty Thousand & 00,100 Dollars ($1,250,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on March 1, 2000. in addition, Borrower will pay regular monthly payments of accrued unpaid interest beginning March 1, 1997, and all subsequent interest payments are due on the same day of each month after that. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is Lender's Prime Rate (the "index"). This is the rate Lender charges, or would charge, on 90-day unsecured loans to the most creditworthy corporate customers. This rate may or may not be the lowest rate available from Lender at any given time. Lender will tell Borrower the current Index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The Index currently is 8.250% per annum. The Interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 1.500 percentage points over the Index, resulting in an initial rate of 9.750% per annum. NOTICE.. Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Farly payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 4.000% of the unpaid portion of the regularly scheduled payment or $10.00, whichever Is greater.

DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (g) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default: (a) cures the default within thirty (30) days; or (b) if the cure requires more than thirty (30) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid Interest immediately due, without notice, and then Borrower will pay that amount. Borrower agrees to pay all costs and expenses incurred by Lender to collect this Note. This includes, subject to any limits under applicable law, Lender's reasonable attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, arid any anticipated post judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of New York. if there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Broome County, the State of New York. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. This Note shall be governed by and construed in accordance with the laws of the State of New York.

RIGHT OF SETOFF. In addition to Lender's right of setoff arising by operation of law, Borrower grants to Lender a contractual possessory security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account and whether evidenced by a certificate of deposit), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

COLLATERAL. This Note is secured by All Accounts, Inventory, Equipment and General Intangibles now owned or acquired later, together with all proceeds of collateral. If there is any inconsistency between the terms and conditions of this Note and the terms and conditions of the collateral documents, the terms and conditions of this Note shall prevail.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note may be requested orally by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: DAVID L. KOFFMAN, CHIEF EXECUTIVE OFFICER; and FRANK RABINOVITZ, PRESIDENT. Borrower agrees to be liable for all sums either:
(a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender: or (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender.

 BORROWING BASE. The maximum credit outstanding at any one time shall not exceed the lesser of $1,250,000.00 or the sum of 75% of qualified accounts plus 40% of inventory. Qualified Accounts are defined as those accounts receivable balances less that 90 days. By the 30th day of the following month, Borrower shall submit to Lender an accounts receivable aging schedule indicating all accounts receivable by payee, date and amount, plus schedules of inventory. tithe monthly schedules disclose that the combined product of receivables and inventory exceeds the maximum credit available, the Borrower shall include with such schedules a principal payment sufficient to reduce the principal indebtedness to the maximum credit available as determined above. In such an instance when Borrower is unable to comply with this requirement, the Lender, without prior notice, shall have the option of charging Borrower's general operating account for the funds needed to bring the credit within compliance. Additionally, future requests for advances made under this line shall be accompanied by current aging and inventory schedules indicating sufficient availability to allow such an advance. These schedules should be submitted to the Lender allowing a sufficient amount of time to process such a request.

 GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

 PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

 BORROWER:
 AVES AUDIO VISUAL SYSTEMS, INC.

 Name: /s/ Howard M. Rittberg
 Title: Assistant Secretary

                                EXHIBIT 10(33)
                                --------------

                             COMMERCIAL GUARANTY

                           Principal     $
                           Loan Date
                           Maturi
                           Loan No
                           Call          032
                           Collateral    SCHA
                           Account       6412
                           Officer       GS895

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.

Borrower: AVES AUDIO VISUAL SYSTEMS,  INC.   Lender: BSB BANK & TRUST COMPANY
          6116 SKYLINE DRIVE                         Commercial Loan Department
          HOUSTON,  TX 17274                         P.O. Box 1056
                                                     Binghamton, NY 13902

Guarantor:  David L. Koffman
            300 Plaza Drive
            Binghamton, NY 13903


 AMOUNT OF GUARANTY. The amount of this Guaranty is 50.000% of all amounts due now or later from Borrower to Lender as provided below without limit.
 .
 CONTINUING UNLIMITED GUARANTY. For good and valuable consideration, DAVID L. KOFFMAN ('Guarantor') absolutely and unconditionally guarantees and promises to pay to BSB BANK & TRUST COMPANY ("Lender") or its
 order, in legal tender at the United States of America, 60.000% or the Indebtedness (as that term is defined below) of AVES AUDIO VISUAL SYSTEMS1 INC. ('Borrower") to Lender on the terms and conditions set forth in this Guaranty. Under this Guaranty, the liability of Guarantor is unlimited and the obligations of Guarantor are continuing. Guarantor agrees that Lender, in its sole discretion, may determine which portion of Borrower's indebtedness to Lender is covered by Guarantor's percentage guaranty.

DEFINITIONS. The following word; shall have the following meanings when used in this Guaranty;

    Borrower. The word "Borrower" means AVES AUDIO VISUAL SYSTEMS, INC.

    Guarantor. The word "Guarantor"  means DAVID L. Koffman.

    Guaranty. The word "Guaranty" means this Guaranty made by Guarantor for the benefit of Lender dated February 18, 1997. Indebtedness. The word "Indebtedness" is used in its most comprehensive sense and means and includes any and all of Borrower's liabilities, obligations, debts, and indebtedness to Lender, now existing or hereinafter incurred or created, including, without limitation, all loans, advances, interest. costs, debts, overdraft indebtedness, credit card indebtedness, lease obligations, other obligations, and liabilities or Borrower, or any of them, and any present or future judgments against Borrower, or any of them: and whether any such Indebtedness is voluntary or involuntary, incurred. due or not duo, absolute or contingent, liquidated or unliquidated, determined or undetermined; whether Borrower may be liable individually or jointly with others, or primarily or secondarily, or as guarantor or surety whether recovery on the Indebtedness may be or may become barred or unenforceable against Borrower by any reason whatsoever: and whether the Indebtedness arises from transactions which may be voidable on account of infancy, insanity, ultra vireos, or otherwise.

    Lender.  The  word  "Lender"  means BSB   BANK  &  TRUST  COMPANY,  Its
    successors and assigns.

    Related Documents. The worlds "Related Documents" mean and include without limitation all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties. security agreements, mortgages, deeds of trust, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the indebtedness.

NATURE OF GUARANTY. Guarantor's liability under this Guaranty shall be open and continuous for so long as this Guaranty remains in force. Guarantor intends to guarantee at all times the performance and prompt payment when due, whether at maturity or earlier by reason of acceleration or otherwise, of all indebtedness. Accordingly, no payments made upon the Indebtedness will discharge or diminish the continuing liability of Guarantor in connection with any remaining portions of the Indebtedness or any of the Indebtedness which subsequently arises or is thereafter incurred or contracted.

DURATION OF GUARANTY. This Guaranty will take effect when received by Lender without the necessity of any acceptance by Lender, or any notice to Guarantor or to borrower, and will continue in full force until all indebtedness incurred or contracted before receipt by Lender of any notice of revocation shall have been fully and finally paid and satisfied and all other obligations of Guarantor under this Guaranty shall have been performed in full. If Guarantor elects to revoke this Guaranty, Guarantor may only do so in writing. Guarantor's written notice of revocation must be mailed to Lender, by certified mail, at the address of Lender listed above or such other place as Lender may designate in writing. Written revocation of this Guaranty will apply only to advances or new indebtedness created after actual receipt by Lender of Guarantor's written revocation. For this purpose and without limitation, the term "new Indebtedness" does not include indebtedness which at the time of notice of revocation is contingent unliquidated, undetermined or not due and which later becomes absolute, liquidated, determined or due. This Guaranty will continue to bind Guarantor for all indebtedness incurred by Borrower or committed by Lender prior to receipt of Guarantor's written notice of revocation, including any extensions, renewals, substitutions or modifications of the Indebtedness. All renewals, extensions substitutions and modifications of the indebtedness granted after Guarantor's revocation, are contemplated under this Guaranty and, specifically will not be considered to be new Indebtedness. This Guaranty shall bind the estate of Guarantor as to Indebtedness created both before and after the death or incapacity of Guarantor, regardless of Lender's actual notice of Guarantor's death. Subject to the foregoing, Guarantor's executor or administrator or other legal representative may terminate this Guaranty in the same manner in which Guarantor might have terminated it and with the same effect. Release of any other guarantor or termination of any other guaranty of the Indebtedness shall not affect the liability of Guarantor under this Guaranty. A revocation received by Lender from any one or more Guarantors shall not affect the liability of any remaining Guarantors under this Guaranty. It is anticipated that fluctuations may occur in the aggregate amount of Indebtedness covered by this Guaranty, and it is specifically acknowledged and agreed by Guarantor that reductions in the amount of Indebtedness, even to zero dollars ($0.00), prior to written revocation of this Guaranty by Guarantor shall not constitute a termination of this Guaranty. This Guaranty is binding upon Guarantor and Guarantor's heirs, successors and assigns so long as any of the guaranteed indebtedness remains unpaid and even though the Indebtedness guaranteed may from time to time be zero dollars ($0.00).

GUARANTOR'S AUTHORIZATION TO LENDER. Guarantor authorizes Lender, either before or after any revocation hereof without notice or demand and without lessening Guarantor's liability under this Guaranty, from time to time: (a) prior to revocation as set forth above, to make one or more additional secure or unsecured loans to Borrower, to tease equipment or other goods to Borrower, or otherwise to extend additional credit to Borrower. (b) to alter, compromise renew, extend, accelerate, or otherwise change one or more times the time for payment or other terms of the Indebtedness or any part of the Indebtedness, including increases and decreases of the rate of interest on the Indebtedness; extensions may be repeated and may be for longer than the original loan term; ( c) to take and hold security for the payment of this Guaranty or the indebtedness, and exchange, enforce, waive, subordinate, fail or decide not to perfect, and release any such security with or without the substitution of new collateral; (d) to release, substitute, agree not to sue, or deal with any one or more of Borrower's sureties, endorsers, or other guarantors on any terms or in any manner Lender may choose; (e) to determine how, when and what application of payments and credits shall be made on the indebtedness; (f) to apply such security and direct the order or manner of sale thereof including without limitation, any nonjudicial sate permitted by the terms or the controlling security agreement or deed of trust, as Lender in Its discretion may determine; (g) to sell, transfer, assign, or grant participation in all or any part of the Indebtedness; and (h) to assign or transfer this Guaranty in whole or in part.

GUARANTOR'S REPRESENTATIONS AND WARRANTIES. Guarantor represents and warrants to Lender that (a) no representations or agreements of any kind have bean made to Guarantor which would limit or quality in any way the terms of this Guaranty; (b) this Guaranty is executed at Borrower's request and not at. the request of Lender; (c) Guarantor has full power, right and authority to enter into this Guaranty; (d) the provisions of this Guaranty do not conflict with or result In a default under any agreement or other instrument binding upon Guarantor and do not result in a violation of any law regulation, court decree or order applicable to Guarantor; (e) Guarantor has not and will not, without the prior written consent of Lender, sell, lease, assign, encumber, hypothecate, transfer, or otherwise dispose of all or substantially all of Guarantor's assets, or any interest therein; (I) upon Lender's request, Guarantor will provide to Lender financial and credit information in form acceptable to Lender, end all such financial information which currently has been, and all future financial information which will be provided to Lender is and will be true and correct In all material respects and fairly present the financial condition of Guarantor as of the dates the financial information Is provided; (g) no material adverse change has occurred in Guarantor's financial condition since the date of the most recent financial statements provided to Lender and no event has occurred which may materially adversely affect Guarantor's financial condition; (h) no litigation. claim, investigation. administrative proceeding or similar action (including those for unpaid taxes) against Guarantor is pending or threatened; (i) Lender has made no representation to Guarantor as to the creditworthiness of Borrower: and (j) Guarantor has established adequate means of obtaining from Borrower on a continuing basis information regarding Borrower's financial condition. Guarantor agrees to keep adequately informed from such means of any fads, events, or circumstances which might in any way affect Guarantor's risks under this Guaranty, and Guarantor further agrees that .absent a request for information, Lender shall have no obligation to disclose to Guarantor any information or documents acquired by Lender In the course of its relationship with Borrower.

GUARANTOR'S WAIVERS. Except as prohibited by applicable law, Guarantor waives any right to require Lender (a) to continue lending money or to extend other credit to Borrower; (b) to make any presentment. protest, demand, or notice of any kind, Including notice of any nonpayment of the indebtedness or of any nonpayment related to any collateral, or notice of any action or nonaction on the part of Borrower. Lender, any surety, endorser, or other guarantor in connection with the Indebtedness or in connection with the creation of new or additional loans or obligations; ( c) to resort for payment or to proceed directly all at once against any person, including Borrower or any other guarantor; (d) to proceed directly against or exhaust any collateral held by Lender from Borrower, any other, guarantor or any other person; (e) to pursue any other remedy within Lender's power: or (I) to commit any act or omission of any kind, or at any time, with respect to any matter whatsoever.

It now or hereafter (a) Borrower shall be or become insolvent, and (b) the indebtedness shall not at all times until paid be fully secured by collateral pledged by Borrower, Guarantor hereby forever waives and relinquishes In favor of Lender and Borrower, and their respective successors, any claim or right to payment Guarantor may now have or hereafter have or acquire against Borrower, by subrogation or otherwise, so that at no lime shall Guarantor be or become a "creditor" of Borrower within the meaning of 11 U.S.C. section 547(b). or any successor provision of the Federal bankruptcy laws.

Guarantor  also waives any and all rights or defenses arising by reason  of
(a) any "one action" or "anti-deficiency" law or any other law which may prevent Lender from brining any action, Including a claim for deficiency, against Guarantor. before or after Lender's commencement or completion of any foreclosure action, either judicially or by exercise of a power of sale; (b) any election of remedies by Lender which destroys or otherwise adversely affects Guarantor's subrogation rights or Guarantor's rights to proceed against Borrower for reimbursement, including without any loss of rights Guarantor may suffer by reason of any law limiting, qualifying, or discharging the Indebtedness; (c) any disability or other defense of Borrower, or any other guarantor, or of any other person. or by reason of the cessation of Borrower's liability from any cause whatsoever, other than payment In full in legal tender, of the indebtedness; (d) any right to claim discharge of the indebtedness on the basis of unjustified impairment of any collateral for the Indebtedness; (e) any statute of limitation, if at any time any action or suit brought by Lender against Guarantor is commenced there is out-landing Indebtedness of Borrower to Lender which is not barred by any applicable statute of limitations, or (f) any defenses given to Guarantors at law or in equity other than actual payment and performance of the Indebtedness. It payment Is made by Borrower, whether voluntarily or otherwise. or by any third party, or by any third party, on the indebtedness and thereafter Lender is forced to remit the amount of that payment to Borrower's trustee in bankruptcy or to any similar person under any federal or state bankruptcy law or law for the relief of debtors, the Indebtedness shall be considered unpaid for the purpose of enforcement of this Guaranty.

Guarantor further waives and agrees not to assert or claim at any time any deductions to the amount guaranteed under this Guaranty for any claim of setoff, counterclaim, counter demand, recoupment or similar right whether such claim, demand or right may be asserted by the Borrower, the Guarantor, or both.

GUARANTOR'S UNDERSTANDING WITH RESPECT TO WAIVERS. Guarantor warrants and agrees that each of the waivers set tenth above is made with Guarantor's full knowledge of its significance and consequences and that, under the circumstances, the waivers are reasonable and not contrary to public policy or law. If any such waiver Is determined to be contrary to any applicable law or public policy, such waiver strait be effective only to the extent permitted by law or public policy.

LENDER'S RIGHT OF SETOFF. In addition to all liens upon and rights of setoff against the money, securities or other property of Guarantor given to Lender by operation of law, Lender shall have, with respect to Guarantor's obligations to Lender under this Guaranty and to the extent permitted by law, a contractual possessory security interest in and a right of setoff against, and Guarantor hereby assigns, conveys, delivers, pledges, and transfers to Lender all of Guarantor's right title and interest in and to, all deposits, money, securities and other property of Guarantor now or hereafter in its possession of or on deposit with Lender, whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding however all IRA, Keogh, and trust accounts. Every such security interest and right to setoff may be exercised without demand upon or notice to Guarantor. No security interest or right of setoff shall be deemed to have been waived by any act or conduct on the part of Lender or by any neglect to exercise such right of setoff or to enforce such security interest or by any delay in so doing. Every right of setoff and security interest shall continue in full force and effect until such right of setoff or security interest is specifically waived or released to an instrument in writing executed by Lender.

SUBORDINATION OF BORROWER'S DEBTS TO GUARANTOR. Guarantor agrees that the Indebtedness of Borrower to Lender, whether non existing or hereafter created, shall be prior to any claim that Guarantor may now have or hereafter acquire against Borrower, whether or not Borrower becomes insolvent. Guarantor hereby expressly subordinates any claim Guarantor may have against Borrower, upon any account whatsoever, to claim that Lender may now or hereafter have against Borrower. In the event of insolvency and consequent liquidation of the assets of Borrower through bankruptcy, by an assignment for the benefit of creditors, by voluntary liquidation, or otherwise, the assets of Borrower applicable to the Lender. Guarantor does hereby assign to Lender all claims which it may have or acquire against Borrower or against any assignee or trustee, bankruptcy of Borrower, provided however, that such assignment shall be effective only for the purpose of assuring to Lender full payment to Lender of the Indebtedness. If Lender so requests, any notes or credit agreements now or hereafter evidencing any debts or obligations of Borrower, Guarantor shall be marked with a legend that the same are subject to this Guaranty and shall be delivered to Lender. Guarantor agrees, and Lender hereby is authorized, in the name of Guarantor, from time to time to execute and the financing statements and continuation statements and to execute such other documents and to take such other actions as Lender deems necessary or appropriate to perfect, preserve and enforce its right under the Guaranty.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Guaranty.

Amendment. This Guaranty, together with any Related Documents, constitute; the entire understanding and agreement of the parties as to the matters set forth in this Guaranty. No alteration of or amendment tot his Guaranty shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

Applicable  by  Law.   This  Guaranty has  been  delivered  to  Lender  and
accepted by Lender in the State of New York. If there is a lawsuit, Guarantor agrees upon Lender's request to submit to the jurisdiction of the courts of Broome County, State of New York. Lender and Guarantor hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Guarantor against the other. This Guaranty shall be governed by and construed in accordance with the laws of the State of New York.

Attorney's Fees; Expenses. Guarantor agrees to pay upon demand all of Lender's costs and expenses, including reasonable attorneys' fees and
Lender's legal expenses, incurred in connection with the enforcement of this Guaranty. Lender may pay some else to help enforce this Guaranty, and Guarantor shall pay the costs and expenses of such enforcement. Costs and expenses include Lender's reasonable attorneys' fees and legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and legal expenses for bankruptcy proceedings (and including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Guarantor also shall pay all court costs and such additional fees as may be directed by the court.

Notices. All notices required to be given by either party to the other under this Guaranty shall be in writing, may be sent by telefacsimile, and,, except for revocation notices by Guarantor, shall be effective when actually delivered or when deposited with a nationally recognized overnight courier, or when deposited in the United States mail, first class postage prepaid, addressed to the party to whom the notice is to be given at the address shown above or to such other addresses as either party may designate to the other in writing. All revocation notices by Guarantor shall be in writing and shall be effective only upon delivery to Lender as provided above in the section titled "DURATION OF GUARANTY'. If there is more than one Guarantor, notice to any Guarantor will constitute notice to all Guarantors. For notice purposes, Guarantor agrees to keep Lender informed at all times of Guarantor's current address.

Interpretation. In all cases where there is more than one Borrower or Guarantor, then all words used in this Guaranty in the singular shall be deemed to have been used in the plural where the context and construction so require; and where there is more than on Borrower named in this Guaranty or when this Guaranty is executed by more than one Guarantor, the words "Borrower" and "Guarantor" respectively shall mean all and any one or more of them. The words "Guarantor", Borrower" and "Lender" include the heirs, successors, assigns, and transferees of each of them. Caption headings in this Guaranty are for convenience purposes only and are not to be used to interpret or define the provisions of this Guaranty. If a court of competent jurisdiction finds any provision of this Guaranty to be invalid or unenforceable as to any person or circumstance, such finds shall not render that provision invalid or unenforceable as to any other persons or circumstances, and all provisions of this Guaranty all other respects shall remain valid and enforceable. If any one or more of
Borrower or Guarantor are corporations or partnerships, it is not necessary for Lender to inquire into the powers of Borrower or Guarantor or of the officers, directors, partners, or agents acting or purporting to act on their behalf and any indebtedness made or created in reliance upon the professed exercise of such powers shall be guaranteed under this Guaranty.

Waiver. Lender shall not be deemed to have waived any rights under this Guaranty unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Guaranty shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Guaranty. No prior waiver by Lender, nor any course of dealing between Lender and Guarantor, shall constitute a waiver of any of Lender's rights or of any of Guarantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Guaranty, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

GUARANTOR'S FINANCIAL STATEMENTS. Guarantor will furnish Lender with Guarantor's signed personal financial statement certified by Guarantor as being true and correct and a copy of Guarantor's Federal Income Tax return with schedules. These financial statements will be furnished as soon as possible but in no event later than 120 days after the end of each calendar year. Guarantor agrees to promptly notify Lender of any substantial adverse change in Guarantor's financial condition.

EACH UNDERSIGNED GUARANTOR ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS GUARANTY AND AGREES TO ITS TERMS. IN ADDITION, EACH GUARANTOR UNDERSTANDS THAT THIS GUARANTY IS EFFECTIVE UPON GUARANTOR'S EXECUTION AND DELIVERY OF THIS GUARANTY TO LENDER AND THAT THE GUARANTY WILL CONTINUE UNTIL TERMINATED IN THE MANNER SET FORTH IN THE SECTION TITLED "DURATION OF GUARANTY". NO FORMAL ACCEPTANCE BY LENDER IS NECESSARY TO MAKE THIS GUARANTY EFFECTIVE. THIS GUARANTY IS DATED FEBRUARY 18, 1997.

GUARANTOR;

Name: /s/ David L. Koffman

INDIVIDUAL ACKNOWLEDGMENT

STATE 0F NEW YORK  )
                   ) ss
COUNTY OF NEW YORK )

On this day before me, the undersigned Notary Public, personally appeared DAVID L. KOFFMAN, to me known to be the individual described in an who executed the Commercial Guaranty, and acknowledged that he or she signed the Guaranty of his or her free and voluntary act and deed for the uses and purposes therein mentioned.

Given under my hand this 18th Day of February, 1997.

By:  Danita  V.  Cade      Residing at 150 E. 52nd St., 17th Floor, NY, NY 10022

Notary Public in and for the State of New York     My Commission Expires 5/31/98

DANITA V CADE   Notary Public State of New York   No 41-4933504
Qualified in Queens County   Commission Expires May 31, 1998

                                EXHIBIT 10(34)
                                --------------

SUBORDINATED PROMISSORY NOTE
$1,100,000.00                                March 12, 1997

           FOR VALUE RECEIVED, the undersigned Rosalco, Inc., a Delaware corporation (the "Maker"), hereby promises to pay to Jayark corporation, (the "Holder"), at 300 Plaza Drive, Vestal, New York 13850, or at such other place as the Holder may from time to time designate in writing, in lawful money of the United States of America and in immediately available funds, the principal sum of ONE MILLION ONE HUNDRED THOUSAND DOLLARS ($1,100,000.00), together with interest on such principal sum at the rate of eight percent (8%) per annum by payment of interest only on the first day of each month commencing April 1, 1997.

           The total principal outstanding and accrued and unpaid interest shall be due and payable on the earlier of (i) demand (provided that no demand may be made prior to May 30, 1997) or (ii) the calling for payment, whether by acceleration, demand, default, maturity or otherwise of that certain Loan and Security Agreement (All Assets), dated as of April 29, 1996 made by State Street Bank and Trust Company, as lender, and Rosalco, Inc., as borrower. Interest shall be calculated on the basis of actual days elapsed and a 360-day year.

           The principal and accrued interest under this Note may be prepaid by the Maker, in whole or in part, without premium or penalty.

           The right to receive payments under this Note is and shall be subordinated to the prior payment in full and in cash of all amounts payable under the Senior Indebtedness (as hereinafter defined) of Maker (including interest thereon) from time to time outstanding, and pursuant to the
Subordination Agreement to be executed simultaneously herewith between the lender of the Senior Indebtedness and the Holder of this Note. No payment or prepayment of any amount of principal or interest under this Note shall be made without the written consent of the Senior Lender (as hereinafter defined). Upon any dissolution, winding up or total or partial liquidation or reorganization of Maker, the Senior Indebtedness shall be paid in full in cash or cash equivalents, before the Holder shall be entitled to receive any payment of principal of or interest on this Note or any
distribution  of  any  assets  or  securities.   If,  notwithstanding  the
foregoing, the Holder shall receive any payment under this Note at a time when such payment is prohibited or before the payment in full of all Senior Indebtedness of Maker, then such payment or distribution shall be received and paid over or delivered to the holders of the Senior Indebtedness to the extent necessary to pay in full the principal of and interest on such Senior Indebtedness in accordance with its terms. "Senior Indebtedness" shall mean all obligations of Maker to State Street Bank and Trust Company (the "Senior Lender") intended to be executed simultaneously herewith.

           This Note shall, at the option of the Holder, become immediately due and payable upon the occurrence of any of the following events:

                a. failure of the Maker to pay the principal or interest due under this Note, after 10 days notice to the Maker;

                b. insolvency of the Maker or its inability to pay debts as they mature;

                c. voluntary application by the Maker to a tribunal for the appointment of a trustee or receiver of any substantial part of the assets of the Maker or the voluntary commencement of proceedings by the Maker (other than for voluntary liquidation and/or dissolution of a subsidiary of the Maker) with respect to the Maker under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or other liquidation law of any jurisdiction;

                d. application to such tribunal or commencement of such proceedings against the Maker by a third party, and the Maker indicates its approval, consent or acquiescence, or an order is entered appointing a receiver or trustee or adjudicating the Maker bankrupt or insolvent or approving the petition in any such proceeding, and such order remains in effect for ninety
(90) days; or

                e. any conveyance of all or substantially all of the assets of Maker;

                This Note is executed and delivered by Maker as described in a Forbearance and Modification Agreement among the Maker, Jayark corporation, AVES Audio visual Systems, Inc. and the Senior Lender. (the "Agreement").

                Presentment, protest, notice of nonpayment and protest and all other similar notices are hereby waived by the Maker.

           In any action for collection of this Note, the court shall award costs and expenses in the action, including reasonable attorneys' fees, to the prevailing party. If the positions of the parties are partially sustained, the court may allocate the costs and expenses proportionately as it deems equitable, or not at all.

           This Note may not be modified orally. Any notice relating to this Note shall be in writing and effective only when it has been delivered as required for notices under the Asset Purchase Agreement. This Note shall be interpreted and the rights and liabilities of the parties hereto determined in accordance with the laws of the State of Illinois applicable to agreements made and to be performed entirely within such State. The provisions of this Note shall be binding upon the Maker and its successors and assigns, and shall inure to the benefit of the Holder and its legal assigns.


           Intending to be bound, the Maker has caused this Note to be executed by its duly authorized President, as of the day and year first above written.

Rosalco, Inc.

Name: /s/ David L. Koffman
Title: Chairman