Form 10-K
period 1997-04-30
JAYARK CORP
filed 1997-12-31
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 1997

or

[   ]  Transition  Report Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934

For the Transition period from ________ to ________


Commission File Number  0-3255

JAYARK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE                                                13-1863419
(State or jurisdiction of incorporation or organization)(IRS Employer ID No.)

PO Box 741528, Houston, Texas                          77274
(Address of principal executive office)                (Zip Code)

Telephone number, including area code:            (713) 783-9184

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.30 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X ]

      Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $1,427,151 as of June 30, 1997.

The number of shares outstanding of Registrant's Common Stock is 9,221,197 as of June 30, 1997.

PART I

Item 1. Business

General

Jayark Corporation ("Jayark" or "the Company") conducts its operations through AVES Audiovisual Systems, Inc. ("AVES"), a wholly owned subsidiary.

AVES distributes for resale, as well as rents, a broad range of audiovisual, video and communications equipment and supplies. Its customer base includes schools, industry and hotels. The warehousing, sales and administrative operations of AVES are located in Houston, Texas.

The Company was originally incorporated in New York in 1958. In 1991, the Company changed its state of incorporation to Delaware.

     Recent Events

     Discontinued Operations

As a result of continued losses due to a soft retail market, low margins, competitive pressures, and price reductions, the Company had been looking for methods to sell or otherwise dispose of the operations of Rosalco Inc., ("Rosalco") a wholly owned subsidiary of Jayark . Rosalco had been in the business of the distribution of more than 300 different products, including occasional furniture, brass beds, custom jewelry cases and accessories, most of which are imported from outside the continental United States. Rosalco also developed special designs for several customers. Rosalco was headquartered in Jeffersonville, Indiana. All efforts to sell Rosalco were unsuccessful, and it was officially closed on October 22, 1997. The assets of Rosalco were secured as part of its borrowing agreement. Shortly after the closing, a receiver was assigned to liquidate the secured assets of Rosalco to satisfy the loan principal. The financial statements have been restated to reflect Rosalco's operations for all periods as discontinued operations. In fiscal 1997, Jayark incurred a $5,963,000 loss on Discontinued Operations, which includes $3,462,000 loss from operations for the year ended April 30, 1997, the establishment of accruals in the amount of $300,000 for expenses and guarantees related to the closing, the write off of an intercompany receivable and other assets of $476,000, and the write off of the remaining net assets of Rosalco of $1,725,000.

     Abandonment of Investment

In June 1995, a wholly-owned subsidiary of the Company, LCL International Traders, Inc. ("LCL"), acquired certain of the assets and assumed certain of the liabilities of a group of companies engaged in the importation and distribution of seasonal and promotional merchandise.

During the fiscal year ended April 30, 1996, the Company experienced significant problems with the acquisition, including, among other things, rapid and significant deterioration of the acquired operations, as well as increasing difficulty in financing the operations associated with the acquired assets. As the fiscal year progressed the Company found the continued operation of LCL to be untenable.

Finally, in the third quarter of the fiscal year ended April 30, 1996, the Company abandoned its investment in, and wrote off its advances to, LCL. As a result, the Company incurred a pre-tax charge of approximately $4,700,000 in the fiscal year ended April 30, 1996, which has been charged as a loss on investment. LCL subsequently filed under Chapter 11 of the Bankruptcy Code. On August 1, 1996, after winding down its operations and liquidating its assets, the Chapter 11 proceeding was dismissed on the ground that all of the Debtor's assets have been liquidated.

During August 1995, the Company, LCL and Rosalco, entered into a Reimbursement Agreement with:
i) Ben Arnold Company, a corporation beneficially owned by several members of the Burton I. Koffman and Richard E. Koffman families (including David L. Koffman, who is the president and a director of the Company, and Joseph B.
Koffman, a nominee for director) and Karen Cohen, the wife of Arthur C. Cohen, a director of theCompany, who disclaims any beneficial interest in Ben Arnold Company, ii) Ruthanne Koffman (the mother of David L. Koffman and the wife of Burton I. Koffman), iii)Whitehorn Associates, a New York Corporation, and iv) Joel Margolin (the Vice President of LCL) pursuant to which each of Rosalco, Ben Arnold Company, Ruthanne Koffman, Whitehorn Associates, and Joel Margolin agreed to provide to the CIT Group/Commercial Services, Inc. ("CIT"), the primary lender to LCL, irrevocable standby letters of credit and cash in the aggregate amount of $1,700,000 to serve as additional collateral against which CIT would lend additional working capital to LCL pursuant to CIT's lending arrangements with LCL. Each of Rosalco and Joel Margolin provided $500,000 in cash and letters of credit, each of Ruthanne Koffman and the Ben Arnold Company provided $250,000 in irrevocable standby letters of credit, and Whitehorn Associates provided a $200,000 irrevocable standby letter of credit.

In consideration for providing the additional collateral, the parties were to receive a total of 282,400 shares of Common Stock of the Company in proportion to the amount of additional collateral initially provided by them, as follows: Joel Margolin was issued 117,600 shares; each of Ruthanne Koffman and the Ben Arnold Company were issued 58,800 shares; and Whitehorn Associates was issued 47,200 shares. All the above shares were issued in fiscal 1997.

The arrangement with CIT for the additional financing secured by the additional collateral expired on February 28, 1996. In connection with the terms of the agreement, subsequent to that date, to the extent that CIT applied additional collateral to LCL's obligations to CIT, LCL would reimburse the parties for the collateral so applied by CIT, such reimbursement to be made in the ordinary course of business. Alternatively, the parties could at any time after February 28, 1996 receive shares of the Company's Common Stock as reimbursement for the collateral applied by CIT to LCL's obligations by CIT. Each party would receive that number of shares that had a value equal to the amount of such party's collateral that was applied by CIT; for purposes of the agreement, the Company's Common Stock were deemed to have a value of $1.25 per share.

In July 1996, CIT notified the parties that CIT was applying the additional collateral to LCL's obligations. As a result of the application of the collateral by CIT in October 1996, the parties received the following shares of the Company's Common Stock: Joel Margolin was issued 400,000 shares; each of Ruthanne Koffman and the Ben Arnold Company were issued 200,000 shares; and Whitehorn Associates was issued 160,000 shares.

Description of AVES' Business

Products

AVES distributes and rents a broad range of audio video and communications equipment and supplies. Among the items distributed are movie, filmstrip and slide projectors; projection screens and lamps; video cameras and systems; laser videodisk, video projection, TV monitors and receivers; video systems; public address systems, microphones and headsets; tape recorders, record players, cassette recorders, and related accessories and supplies. Some of the items sold (such as blank audio cassettes, headsets and cassette recorders, duplicating equipment and supplies, laminating film and equipment for document protection) are either assembled by AVES itself or purchased from private label and other sole source suppliers and distributed under the "AVES" and "LAMCO" names. AVES also distributes the products of brand name manufacturers such as RCAT, GET, Mitsubishi, Elmo, Panasonic, Ikegami, Videotek, Hitachi, Pioneer, Dynatech, Leitch, Tektronix, Avid, Quasar, Telex Corporation, Kodak, Dukane, Sharp, Sony, 3M Brand, Luxor and miscellaneous other brand names. Brand name and "house" brand products account for approximately 97% and 3% of AVES sales, respectively. The Company also offers repair services, audio visual consulting & design, engineering, installation and servicing of audiovisual systems to businesses, hospitals and hotels.

Raw Materials

The sources and availability of raw materials are not significant for an understanding of AVES' business since competitive products are obtainable from alternative suppliers. AVES carries an inventory of merchandise for resale and for rental operations that is adequate to meet the rapid delivery requirements (frequently same day shipments) of its distribution business.

Patents

There are no patents, trademarks, licenses, franchises or concessions that are material to AVES business.

Sales

AVES currently distributes and rents its products in the United States, primarily by means of catalogs, telephone orders and a field sales force. Sales of AVES are not seasonal, except that sales to schools typically are higher from April through July than at other times during the year.

Customers

Approximately 70% of the AVES revenues in fiscal 1997 were from sales to schools and other educational institutions. The remaining 30% came from the rental of AVES systems primarily to hotels (approximately 3%), and sales to business and industry (approximately 27%). In fiscal 1996, 70.2% of AVES revenues were from sales to schools and other educational institutions. The remaining 29.8% came from the rental of AVES systems primarily to hotels (approximately 3.8%), and sales to business and industry (approximately 26%). In fiscal 1995, 69.5% of AVES revenues were from sales to schools and other educational institutions. The remaining 30.5% came from the rental of AVES systems primarily to hotels (approximately 6.3%), and sales to business and industry (approximately 24.2%).

Backlog

The amount of unfilled sales orders of AVES at April 30, 1997, was $758,320 as compared to $443,000 at April 30, 1996. The amount of unfilled sales orders is not a material measure of AVES' operations.

Competition

The Company believes that AVES is one of the most diversified national audio visual purveyors in the United States, given the different types of services and products offered by the subsidiary. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines available through its distribution channels.

Employees

At April 30, 1997, AVES had 24 employees.


Item 2. Properties

The Company's Corporate office is located in Houston, Texas in a modern, two story, stone and glass building which includes adjoining parking for up to 50 cars. The Corporate office and the business of AVES are conducted from approximately 13,000 square feet; 5,500 of which are used for office, sales and demonstration purposes and 7,500 for warehouse purposes. The current lease term expires on April 30, 2001. The current rental is $5,200 per month.


Item 3. Legal Proceedings

The  Company is subject to certain pending legal proceedings, most of  which
are  ordinary and routine litigation incidentals to its business.   None  of
such legal proceedings, in the opinion of the Company, is material to its business or financial condition.


Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 1997.


PART II

Item 5. Market For Registrant's Common Stock And Related Stockholder Matters

The Company's common stock traded on The NASDAQ Small Cap Market under the symbol JAYA. Subsequent to year end, the Company was delisted and is now traded over the counter.

The following table sets forth the quarterly high and low trade prices of the Company's common stock for the periods indicated, in each fiscal year as reported by NASDAQ. As of April 30, 1997, there were approximately 853 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.

              1997 Common Stock Trade Price  1996 Common Stock Trade Price
              -----------------------------  -----------------------------
                    High     Low                    High    Low
                    ----     ---                    ----    ---
First Quarter       .56      .19                     2.56    .81
Second Quarter      .41      .13                     1.06   1.00
Third Quarter       .50      .19                      .91    .56
Fourth Quarter      .50      .25                      .69    .44



Item 6. Selected Financial Data

Year Ended April 30,    1997       1996       1995      1994      1993
                     ----------- ---------- ---------- --------- ---------
Results of Operations:
Net Revenues         $12,638,072 11,856,148 11,631,370 9,594,000 8,739,000
Earniings(Losses)from
Cont Operations         ($96,372)  (116,390)   180,814    62,000 1,179,000
Earnings(Losses)from
Disc Operations      ($5,962,839)(7,068,857)   592,479   990,000 (2,948,000)
Net Earnings(Losses) ($6,059,211)(7,185,247)   773,293  1,052,00 (1,769,000)
Primary Earnings
(loss)per Share from
Continuing Operations      ($.01)      (.01)       .03       .01        .18
Primary Earnings
(loss) Per Share from
Discontinued Operations    ($.68)      (.90)       .09       .15       (.44)
Avg Shares Outstanding 8,802,528  7,833,990  6,867,083 6,682,344  6,704,848
At April 30,
Balance Sheet Information:
Total Assets          $2,754,072  8,327,357 18,084,616 10,419,000  9,426,000
Long Term Obligations $1,407,207  1,913,967  1,542,628  1,812,000  2,117,000
Working Capital
(Deficit)                ($7,003)  (233,256) 2,066,560  1,331,000  1,916,000
Stockholders' Equity
(Deficit)            ($3,001,558) 2,585,541  8,614,426 11,543,000 11,236,000

Item 7. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

General Comments

For the fiscal year ended April 30, 1997, the Company recognized a consolidated net loss after tax of $6,059,000. AVES recognized net income of $551,000 as a result of its operations. AVES incurred a slight increase in Cost of Revenues and experienced a decrease in SG&A spending for fiscal 1997. Jayark Corporate recognized a net loss of $6,610,000. Losses from Corporate operations were $647,000. Losses associated with the Discontinued operations of Rosalco were $5,963,000 including the writeoff of the Deferred Tax asset recorded in prior years of $350,000.

Comparison of Fiscal Year Ended April 30, 1997 With Fiscal Year Ended April 30, 1996

Revenues

Consolidated Revenues of $12,638,000 increased $782,000 or 6.6% from fiscal 1996. The increase is the result of a $1,105,000 increase in direct sales and a slight increase in rental sales from 1996. However, these increases were offset primarily by decreases in contract sales ($323,000). The increased sales are primarily a result of the increased emphasis on direct sales rather than contract sales.

Cost of Revenues

Consolidated Cost of Revenues of $10,592,000 increased $822,000 or 8.4% from the prior fiscal year. The increase reflects the higher costs associated with direct sales rather than those incurred on contract sales. Total gross margin decreased an aggregate of 1.9% from the prior fiscal year due to decreases in margin related to the transition to direct sales, which have a lower margin with higher volume.

Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $2,000,000 decreased $110,000 or 5.2% as compared to the prior reporting year. AVES decreased depreciation expense by $38,000 due to the disposal of assets at the end of fiscal 1996. The Corporate office decreased insurance expenses $50,000 due to savings on premiums and $22,000 in payroll expense.

Interest Expense

Consolidated Interest Expense of $222,000 increased $61,000 or  37.9%.   The
increase was due to increased borrowing levels during fiscal 1997.

Other Income

The Company incurred consolidated Other Income of $79,000 as a result of gains on the disposal of fixed assets and other miscellaneous income.

Pre tax loss from Continuing Operations

Consolidated Pre tax Loss from Continuing Operations is $96,000 as compared to a prior year's net loss of $116,000. This is primarily a result of lower spending associated with Selling, General, and Administrative expenses and other miscellaneous income.


Net Loss on Discontinued Operations

Consolidated Net Loss from Discontinued Operations is $5,963,000, which represented losses from the discontinued Rosalco operation of $3,462,000, the establishment of accruals in the amount of $300,000 for expenses and guarantees related to the closing, the write off of an intercompany receivable and other assets of $476,000, and the write off of the remaining net assets of Rosalco of $1,725,000.


Comparison Of Fiscal Year Ended April 30, 1996 With Fiscal Year Ended April 30, 1995

Revenues

Consolidated Revenues of $11,856,000 increased $225,000 or 1.9% from fiscal 1995. AVES increased its revenues by continued emphasis on increasing direct sales as opposed to rental revenues, thus resulting in increased unit sales at a lower gross profit margin as compared to rental gross profit.

Cost of Revenues

Consolidated Cost of Revenues of $9,770,000 increased $260,000 or 2.7% from the prior fiscal year. The increase in AVES' cost of revenues reflects the increase in sales revenue.

Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $2,109,000 decreased $36,000 or 1.7% as compared to the prior reporting year primarily due to a decrease in payroll and related benefit costs incurred by AVES.

Interest Expense

Consolidated Interest Expense increased $161,000 primarily due to the increase in the amount of short term borrowings, resulting from increased inventory levels due to the decrease in sales, and increased cost of borrowings.

Loss On Abandonment of Investment

The Company incurred a consolidated Loss on Investment of $4,363,000. The loss was incurred as a result of Corporate abandoning its investment and writing off its advances in certain assets and a business acquired in June, 1995. This expense was mainly comprised of writing off investment costs and wind down costs such as payroll expenses and other accruals which were necessary for proper liquidation.

Loss on Discontinuing Operations

Loss on Discontinued Operations reflects the losses incurred by the discontinued Rosalco operation. The increase in losses of Rosalco in 1996 indicates the effect of a soft retail market, change in product mix, slower deliveries from overseas suppliers and credit restraints from suppliers.


Net Income

Consolidated  Net  Loss  of $7,185,000 as compared  to  income  of  $773,000
decreased  $7,958,000  as  a  result  of  reduced  revenues,  writeoffs   of
investment, discontinued operations, and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, consolidated open lines of credit available to the Company for borrowing, were $750,000 as compared to $1,336,025 at April 30, 1996. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working Capital

Working  capital  was  a deficit of $7,003 at April 30,  1997,  compared  to working capital deficit of $233,256 at April 30, 1996. The decrease in working capital is largely due to the operating loss incurred in the current year and the provision for future expenses incurred in connection with the discontinuation of Rosalco.

Net cash used by operating activities was $1,071,762 in 1997 resulting primarily from the losses from both continuing and discontinued operations.

Cash flows used during the year ended April 30, 1997 for investing activities was $83,556 as a result of capital expenditures by the continuing AVES division.

Cash provided by financing activities of $871,531 arose from the proceeds of additional financing of $2,001,083 offset by repayments of $1,129,552.

The financing arrangement in effect at April 30, 1996 was revised April 1997 to reflect the renewal and extension of the maturity dates of lines of credit to April 1997, to approve the repayment schedule of the Company's subordinated convertible debentures, to reflect the payoff of the term loans, and to make available a total of $10,000,000 maximum in revolving lines of credit for Rosalco, with interest charged at prime plus 1.75%. In June 1997, the Company entered into an agreement with State Street Bank extending the maturity date of the line of credit for Rosalco to August 31, 1997. As collateral, Rosalco deposited $100,000 into a cash collateral account held at State Street Bank. As of August 31, 1997, State Street Bank did not renew the loan agreement with Rosalco, thereby forcing the company to close its operations in Jeffersonville. The assets of Rosalco were secured as part of the loan agreement, and a receiver has since been appointed to liquidate the assets of Rosalco. As part of the loan agreement, Jayark guaranteed $200,000 to State Street Bank.

In March 1997, AVES established a line of credit with BSB Bank & Trust, Binghamton, New York, in the amount of $1,250,000. The interest rate is 9.75% annually. There are no financial covenants associated with the line of credit. As of April 30, 1997, AVES has $500,000 outstanding.

On March 12, 1997, in connection with the State Street Bank financing described above and the establishing of the BSB Bank & Trust line of credit described above, the Company issued stock warrants totaling 4,166,667 to A-V Texas Holding, LLC, an affiliate of the Company. The warrants allows the holder to purchase 4,166,667 shares of the Companies common stock at a par value of $.30. The effectiveness of the warrants is subject to an increase in the available authorized shares of the Company. The warrants expire February 1, 2007.

The Company had no material commitments for capital expenditures as of April 30, 1997.

Impact of Inflation

Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the year ended April 30, 1997. The Company has generally been able to pass along price increases from its manufacturers.


Effect of new accounting pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its April 30, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 will have a material effect on the earnings per share as presented.

In  June  1997,  the FASB issued two new disclosure standards.   Results  of
operations and financial position will be unaffected by implementation of these new standards.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and
accumulated  balances.   Comprehensive income  is  defined  to  include  all
changes in equity except those resulting from investments by owners and distributions to owners.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in financial statements. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management does not expect these two standards to have a significant impact on future financial statement disclosures.

Item 8. Financial Statements And Supplementary Data

The Reports of Independent Certified Public Accountants, Financial Statements and Notes to Consolidated Financial Statements filed as a part of this report are listed in the accompanying Index to Financial Statements and Schedules.

Item 9. Change In And Disagreement With Accountants On Accounting And Financial Disclosure

The Company released KPMG Peat Marwick, LLP as the principal accounting firm as of October 23, 1995, which was approved by the Company's Board of Directors. The Company had no disagreement with KPMG Peat Marwick, LLP on any issues. The Company appointed BDO Seidman, LLP as the principal accounting firm to perform all audit functions effective with the fiscal year ended April 30, 1996.

PART III

Item 10. Directors And Executive Officers Of The Registrant

Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of June 30, 1997, and, as to directors, the expiration date of their current term of office:


                       CURRENT DIRECTORS
-----------------------------------------------------------------------------
     Name           Age Term Exp.  Position Presently Held     Director Since
------------------- --- --------- ---------------------------- --------------
David Koffman        38   2000    Chairman, President,Chief        1983
                                  Executive Officer and
                                  Director
Frank Rabinovitz     55   2000    Executive Vice President         1989
                                  Chief Operating Officer,
                                  Director and President
                                  of AVES
Lawrence J. Schorr   43   1999    Vice Chairman and Director       1996
Robert C. Nolt       49    N/A    Chief Financial Officer           N/A
*Michael J.Sherman   50   1997    Director                         1989
Arthur G. Cohen      68   1999    Director                         1990
*John H.M. Griffiths 44   1998    Director                         1993
Michael Silverman    53   1999    Director                         1993

     * Resigned from the Board of Directors During Fiscal 1997

David L. Koffman was elected President and Chief Executive Officer of the Company in December 1988. Prior to that time, he served as Director and Vice President of the Company for over seven years.

Frank Rabinovitz was elected Executive Vice President, Chief Operating Officer and Director of the Company in 1989. In addition, he is the President of the Company's audiovisual subsidiary and has served in this capacity for more than seven years, as well as in various other executive and management capacities since 1980.

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

Robert C. Nolt is Chief Financial Officer of the Company. In addition, Mr. Nolt is Chief Financial Officer of Binghamton Industries, Inc., a company controlled by the principal shareholders of the Company. Prior to joining the Company, Mr. Nolt was Vice President of Finance of RRT-Recycle America, Inc. Mr. Nolt is a Certified Public Accountant with over 25 years of experience in the Accounting field and has served in a number of executive positions. Before joining RRT in 1993, Mr. Nolt was Chief Financial Officer for the Vestal, NY based Ozalid Corporation.

Michael J. Sherman, CPA, is President and Chief Executive Officer of M.J. Sherman and Associates, a financial consulting firm. Mr. Sherman has served in such capacities for more than seven years.

Arthur G. Cohen has been a real estate developer and investor for more than six years. Mr. Cohen is a Director of Apparel America, Inc., Baldwin, and Arlen, Inc. Burton I. Koffman and Richard E. Koffman are parties to an agreement with Arthur G. Cohen pursuant to which they have agreed to vote their shares in favor of the election of Mr. Cohen to the Board of Directors of the Company.

John H. M. Griffiths is Managing director and majority shareholder of any international venture capital and financing company based in the United Kingdom; a board member and shareholder of Lynton Delancy & Partners Limited, CL BES Limited, CL BES 2 Limited Lastbrave Livited and Capel Lynton Limited; a director of Bardwell Western states, and CL BES IV Limited. Previously, Mr. Griffiths was associated with Samuel Montagu & Co. Limited as a main board member, Nomura Bank International PLC, Lloyds Bank International and Bank of London & South America. Mr. Griffiths received his BA and MA from Cambridge University.

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

Information Concerning Operations of the Board of Directors

The Executive Committee of the Board of Directors consists of Mr. David L. Koffman (Chair) and Mr. Frank Rabinovitz. The function of the Executive Committee is to exercise the powers of the Board of Directors to the extent permitted by Delaware law. As a rule, the Executive Committee meets to take action with respect to matters requiring Board of Directors approval and which cannot await a regular meeting of the Board or the calling of a special meeting. Under Delaware law and the Company's By-laws, both the Board and Executive Committee can act by unanimous written consent to all members.

The Stock Option Committee of the Board of Directors was created to administer the Company's 1981 Incentive Stock Option Plan, as amended, pursuant to resolution adopted November 24, 1981, giving it authority to exercise powers of the Board with respect to the Plan. The Stock Option Committee consists of Mr. Frank Rabinovitz and Mr. Michael Silverman.

The Audit Committee of the Board of Directors was created in 1991 to administer and coordinate the activities and results of the annual audit of the Company by independent accountants and to comply with NASDAQ listing requirements. The Audit Committee is comprised of Mr. Lawrence Schorr (Chair) and Mr. Michael Silverman.

The Compensation Committee of the Board of Directors was created in 1993 to administer and review compensation structure, policy and levels of the Company. The Compensation Committee is composed of Mr. Michael Silverman (Chair) and Mr. David Koffman.

Item 11. Executive Compensation

Set forth in the following table is certain information relating to the approximate remuneration paid by the Company during the last three fiscal years to each of the most highly compensated executive officers whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE (1,2)

                                              Annual Compensation
                                             ----------------------
                                    Year      Salary         Bonus
                                    ----     --------       -------
David L. Koffman                    1997     $162,000            $0
Chairman, President and Chief       1996      162,000             0
Executive Officer                   1995      162,000        45,500

Frank Rabinovitz                    1997     $162,000       $50,000
Director, Executive Vice            1996      162,000        50,000
Chief Operating Officer,            1995      162,000        50,000
President Of AVES

(1) Does not include the value of non-cash compensation to the named individuals, which did not exceed the lesser of $50,000 or, 10% of such individuals' total annual salary and bonus. The Company provides a vehicle to each of the named executives for use in connection with Company business but does not believe the value of said vehicles and other non-cash compensation, if any, exceeds the lesser of $50,000 or 10% of the individual's total annual salary and bonus.

(2) The Company has entered into Split Dollar Insurance Agreements with Messrs. David L. Koffman and Frank Rabinovitz, pursuant to which the Company has obtained insurance policies on their lives in the approximate amount of $1,054,000 and $497,700, respectively. The premium is paid by the Company. Upon the death of the individual, the beneficiary named by the individual is entitled to receive the benefits under the policy. The approximate amounts paid by the Company during the fiscal year ended April 30, 1997 for this insurance coverage were $36,507, $25,406, respectively. Such amounts are not included in the above table.

The following table sets forth-certain information relating to the value of stock options at April 30, 1997:

                    Number of Unexercised     Value of Unexercised In-The-Money
                 Options at Fiscal Year End     Options ar Fiscal Year End*
                 ---------------------------  ---------------------------------
      Name       Exercisable  Unexcercisable   Excercisable    Unexcercisable
---------------- -----------  --------------    ------------    --------------
Frank Rabinovitz   100,000          0             $28,125             0

* Based on the $0.2813 per share closing bid price of the common stock on the NASDAQ Stock Exchange on April 30, 1997


Effective November 24, 1981 and approved at the annual stockholders meeting in 1982, the 1981 Incentive Stock Option Plan (ISOP) was adopted. An amendment to the ISOP was adopted on December 11, 1989. This amendment increased the number of incentive stock options that can be granted from 150,000 shares to 600,000 shares. The ISOP provides for the granting to key employees and officers of incentive stock options, as defined under current tax laws. The stock options are exercisable at a price equal to or greater than the market value on the date of the grant.No stock options were granted during the fiscal year ended April 30, 1997.

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

The Director Plan became effective immediately following the 1994 Annual Meeting of Shareholders. Each nonemployee director in office on the date immediately preceding the date of each year's annual meeting will receive options exercisable for 5,000 shares of common stock.

During fiscal year ended April 30, 1997, no director options were granted to nonemployee directors.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Except pursuant to its ISOP and the Director Plan and except for key employees in its discontinued Rosalco subsidiary, the Company does not have any formal annual incentive program, cash or otherwise, nor does it make annual grants of stock options. Cash bonuses and stock options, including bonuses and options paid to executive officers, have generally been awarded based upon individual performance, business unit performance and corporate performance, in terms of cash flow, growth and net income as well as meeting budgetary, strategic and business plan goals.

The Company is committed to providing a compensation program that helps attract and retain the best people for the business. The Company endeavors to achieve symmetry of compensation paid to a particular employee or executive and the compensation paid to other employees or executives both inside the Company and at comparable companies.

The  remuneration  package  of  the  Chief  Executive  Officer  includes   a
percentage bonus based on the Company's profitable performance.

Compensation Committee
     Michael Silverman
     David L.Koffman



Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth as of April 30, 1997, the holdings of the Company's Common Stock by those persons owning of record, or known by the Company to own beneficially, more than 5% of the Common Stock, the holdings by each director or nominee, the holdings by certain executive officers and by all of the executive officers and directors of the Company as a group.

PRINCIPAL STOCKHOLERS                 Amount and Nature of
Name and Address of Beneficial Owner  Beneficial Ownership  Note (1) % of Class
------------------------------------  --------------------  -------- ----------
David L. Koffman
300 Plaza Drive,Vestal, NY 13850            1,446,727             2     15.7%

Burton I. Koffman
300  Plaza  Drive, Vestal, NY 13850           703,500         3,4,5      7.6%

Richard E. Koffman
300  Plaza  Drive, Vestal, NY 13850           278,500           4,6      3.0%

Milton Koffman
300  Plaza  Drive, Vestal, NY 13850           159,500                    1.8%

Jeffrey Koffman
300  Plaza  Drive, Vestal, NY 13850           296,333                    3.2%

Elizabeth Koffman
300  Plaza  Drive, Vestal, NY 13850            33,334                    0.4%

Joel Margolin
6116 Skyline Drive, Houston, TX 77057         517,600                    5.6%

Ben Arnold Company
700 Gervais Street, Columbia, SC 29201        795,189                    8.6%

Commerzbank AG
31 Charter Road, Hong Kong                  1,000,000                   10.8%

Michael Silverman
6440  Lusk  Blvd., San Diego, CA 92121          17,000                    .2%

Frank Rabinovitz
6116 Skyline Drive, Houston, TX 77057          146,000            7      1.6%

All Directors & Executive
Officers as a Group                          1,609,727  2,3,4,5,6,7    17.46%

1. All shares are owned directly by the individual named, except as set forth herein. Includes actual shares beneficially owned and Employee and Director Stock Options exercisable within 60 days. Burton I. Koffman is the Nephew of Milton Koffman. Burton I. Koffman and Richard E. Koffman are brothers. David L. Koffman is the son of Burton I. Koffman. Elizabeth is the daughter of Burton I. Koffman.

2. Excludes $720,587.79 principal amount of the Company's 12% Convertible Subordinated Debentures, due December 1999, which are convertible into
480,392  shares  of Common Stock at a price of $1.50 per share.   Excludes
4,166,667  shares  of Common Stock subject to a warrant further  described
under  Item  13,  Certain Relationships and Certain  Transactions.   David
Koffman may be said to have a beneficial interest in these warrants.

3.   Excludes 37,000 shares owned by a charitable foundation of which Burton
I. Koffman is President and Trustee.

4.    Includes 537,000 shares owned as tenants in common by brothers Richard
E. Koffman and Burton I. Koffman.

5.   Excludes 665,962 shares owned by the spouse of Burton I. Koffman.

6.   Excludes 180,000 shares owned by the spouse of Richard E. Koffman.

7. Excludes $49,096.99 principal amount of the Company's 12% Convertible Subordinated Debentures, due December 1999, which are convertible into 32,731 shares of Common Stock at a price of $1.50 per share.


Item 13. Certain Relationships And Related Transactions

During August 1995, the Company, and Rosalco, Inc, entered into a Reimbursement Agreement with:
i) Ben Arnold Company, a corporation beneficially owned by several members of the Burton I. Koffman and Richard E. Koffman families (including David L. Koffman, who is the president and a director of the Company, and Joseph B.
Koffman, a nominee for director) and Karen Cohen, the wife of Arthur C. Cohen, a director of theCompany, who disclaims any beneficial interest in Ben Arnold Company, ii) Ruthanne Koffman (the mother of David L. Koffman and the wife of Burton I. Koffman), iii)Whitehorn Associates, a New York Corporation, and iv) Joel Margolin (the Vice President of LCL) pursuant to which each of Rosalco, Ben Arnold Company, Ruthanne Koffman, Whitehorn Associates, and Joel Margolin agreed to provide to the CIT Group/Commercial Services, Inc. ("CIT"), the primary lender to LCL, irrevocable standby letters of credit and cash in the aggregate amount of $1,700,000 to serve as additional collateral against which CIT would lend additional working capital to LCL pursuant to CIT's lending arrangements with LCL. Each of Rosalco and Joel Margolin provided $500,000 in cash and letters of credit, each of Ruthanne Koffman and the Ben Arnold Company provided $250,000 in irrevocable standby letters of credit, and Whitehorn Associates provided a $200,000 irrevocable standby letter of credit.

In consideration for providing the additional collateral, the parties were to receive a total of 282,400 shares of Common Stock of the Company in proportion to the amount of additional collateral initially provided by them, as follows: Joel Margolin was issued 117,600 shares; each of Ruthanne Koffman and the Ben Arnold Company were issued 58,800 shares; and Whitehorn Associates was issued 47,200 shares. All the above shares were issued in fiscal 1997.

On March 12, 1997, in connection with the State Street Bank financing and the establishing of the BSB Bank & Trust line of credit described under the working capital section above, the Company issued stock warrants totaling 4,166,667 to A-V Texas Holding, LLC, an affiliate of the Company of which David Koffman is a principal shareholder. The warrants allows the holder to purchase 4,166,667 shares of the Companies common stock at a par value of $.30. The effectiveness of the warrants is subject to an increase in the available authorized shares of the Company. The warrants expire on February 1, 2007.

The  arrangement  with  CIT  for the additional  financing  secured  by  the
additional  collateral  expired on February  28,  1996.   In  terms  of  the
agreement, subsequent to that date, to the extent that CIT applied additional collateral to LCL's obligations to CIT, LCL would reimburse the parties for the collateral so applied by CIT, such reimbursement to be made in the ordinary course of business. Alternatively, the parties could at any time after February 28, 1996 receive shares of the Company's Common Stock as reimbursement for the collateral applied by CIT to LCL's obligations to CIT. Each party would receive that number of shares that had a value equal to the amount of such party's collateral that was applied by CIT; for purposes of the agreement, the Company's Common Stock were deemed to have a value of $1.25 per share.

In July 1996, CIT notified the parties that CIT was applying the additional collateral to LCL's obligations. As a result of the application of the collateral by CIT in October 1996, the parties received the following shares of the Company's Common Stock: Joel Margolin was issued 400,000 shares; each of Ruthanne Koffman and the Ben Arnold Company were issued 200,000 shares; and Whitehorn Associates was issued 160,000 shares.

In September 1996, certain related parties advanced an additional $500,000 to the Company , which was applied to Rosalco's outstanding line of credit. The related party advances now totaling $1,000,000 are payable on demand and interest is paid monthly at prime plus 2.5%.

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) Documents filed as part of this report:
     1.And 2. Financial Statements.
       The Reports of Independent Certified Public Accountants, Financial Statements and Notes to Consolidated Financial Statements which are filed as a part of this report are listed in the Index to Financial Statements.
       Note-no financial statement schedules were required to be filed.

     3.Exhibits, which are filed as part of this report, are  listed in the accompanying Exhibit Index.
(b)  Reports on Form 8-K.
     1.Other Events
       Subordated Promissory Note Dated March 12, 1997 between Rosalco, Inc and
       Jayark.

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

/S/ DAVID L. KOFFMAN       Chairman of the Board, President,   December 31, 1997
DAVID L. KOFFMAN           Chief Executive Officer and Director

/S/ FRANK RABINOVITZ       Executive Vice President, Chief     December 31, 1997
FRANK RABINOVITZ           Operating Officer and Director



LAWRENCE J. SCHORR         Director



MICHAEL SILVERMAN          Director


/S/ ARTHUR G. COHEN        Director                            December 31, 1997
ARTHUR G. COHEN

JAYARK CORPORATION AND SUBSIDIARIES


Index                                                                      Page
_______________________________________________________________________________

Consolidated Financial Statements:

Report of Independent Certified Public Accountants                           21

Report of Independent Certified Public Accountants                           22

Balance Sheets - April 30, 1997 and 1996                                     23

Statements of Operations - For the years ended April 30, 1997, 1996 and 1995 24

Statements of Stkhldr Eq - For the years ended April 30, 1997, 1996 and 1995 25

Statements of Cash flows - For the years ended April 30, 1997, 1996 and 1995 26

Notes to Consolidated Financial Statements                                27-38

Exhibits                                                                  39-42

Financial Data Schedule

Report of Independent Certified Public Accountants

To the Shareholders and Directors
Jayark Corporation

We have audited the accompanying consolidated balance sheets of Jayark Corporation and Subsidiaries as of April 30, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and Subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We also audited the adjustments relating to the discontinued operations described in Note 16 that were applied to restate the April 30, 1995 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

BDO Seidman, LLP

New York, New York

July 15, 1997, except for Note 16 for which the date is November 14, 1997

Independent Auditors' Report

The Board of Directors
Jayark Corporation

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

As discussed in Notes 1and 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


KPMG Peat Marwick, LLP

Houston, Texas

August 9, 1995

Jayark Corporation And Subsidiaries
Consolidated Balanc Sheets
April 30, 1997 and 1996

Assets                                                1997          1996
------                                             ----------    ----------
Current Assets
  Cash and Cash Equivalents                          $67,140      $350,926
  Accounts Receivable-Trade, Less Allowance        1,838,585     1,686,759
  For Doubtful Accounts of $42,000 in 1997
  and $59,000 in 1996
  Other Accounts Receivable                            2,277        53,167
  Federal and State Income Taxes Refundable                        695,501
  Inventories                                        412,846       504,555
  Deferred Federal Income Taxes                                    295,798
  Other Current Assets                                20,572         7,887
                                                   ----------    ----------
Total Current Assets                               2,341,420      3,594,59


Non Current Assets
  Property & Equipment, Less Accumulated             122,550       100,602
  Depreciation and Amortization
  Excess of Cost Over Net Assets of Business         290,102       311,462
  Acquired, Less Accumulated Amortization of
  $442,335  in 1997 and $420,975 in 1996
  Net Assets of Discontinued Operations of Rosalco         -     4,268,849
  Deferred Federal Income Taxes                                     51,851
                                                   ----------    ----------
Total Non-Current Assets                             412,652     4,732,764
                                                   ----------    ----------
Total Assets                                      $2,754,072    $8,327,357
                                                  ===========   ===========

Liabilities
-----------
Current Liabilities
  Notes Payable & Line of Credit                    $500,000    $1,600,915
  Current Maturities of Long Term Debt                 7,394        28,189
  Accounts Payable                                   905,407       585,058
  Accrued Salaries and Deferred Compensation         106,531       183,905
  Accrual Related to Loss on Disc. Operation-Rosalco 305,000             -
  Accrual Related to LCL Investment                  164,579       982,624
  Other Current Liabilities                          359,512       447,158
                                                   ----------    ----------
Total Current Liabilities                          2,348,423     3,827,849

Non Current Liabilities
  Long Term Debt, Excluding Current Maturities         7,207        13,967
  Notes Payable to Related Parties                 2,000,000             -
  Subordinated Debentures                          1,400,000     1,400,000
  Other Long Term Liabilities, Related to LCL Inv.         -       500,000
                                                   ----------    ----------
Total Non-Current Liabilities                      3,407,207     1,913,967
                                                   ----------    ----------
Total Liabilities                                  5,755,630     5,741,816

Commitments

Stockholders' Equity (Deficit)
------------------------------
  Common Stock of $.30 Par Value. Authorized       2,766,359     2,393,639
  10,000,000 Shares; Issued 9,221,197 Shares
  in 1997 and 7,978,799 Shares in 1996
  Additional Paid-In Capital                       8,066,122     7,966,730
  Deficit                                        (13,834,039)   (7,774,828)
                                                  ----------     ----------
Total Stockholders' Equity                        (3,001,558)    2,585,541
                                                  ----------     ----------

Total Liabilities & Stkhldrs' Equity (Deficit)    $2,754,072    $8,327,357
                                                  ===========   ===========
See accompanying notes to consolidated financial statements

Jayark Corporation And Subsidiaries
Consolidated Statement of Operations
For The Years Ended April 30, 1997, and 1996

Continuing Operations:                  1997         1996         1995
                                    ------------ ------------ ------------
Net Revenues                         $12,638,072  $11,856,148  $11,631,370

Cost & Expenses
 Cost of Revenues                     10,591,857    9,769,969    9,510,291
 Selling, General and Administrative   1,999,570    2,109,182    2,145,535
 Interest                                221,566      160,687            -                                     -
 Other Income                            (78,549)      (5,300)    (302,630)
                                      -----------   ----------   ----------
Total Costs & Expenses                12,734,444   12,034,538   11,353,196

Pre Tax Earnings (losses) from
Continuing Operations                    (96,372)    (178,390)     278,174

Provision for Inc. Tax. (Benefit from)         -      (62,000)      97,360
                                      -----------   -----------  ----------
Income (loss) from Cont. Operations      (96,372)    (116,390)     180,814

Income (loss) on Abandonment of
 Investment, net of tax benefit of
 benefit of $365,173 in 1996                   -   (4,363,263)           -
Income (loss) from Disc. Operations,
 net of Taxes of $350,000, ($156,503),
 $368,778 respectively                (3,462,109)  (2,705,594)     592,479
Loss on disposition of subsidiary     (2,500,730)           -            -
                                      -----------   -----------  ----------
Net Income (loss)                    ($6,059,211) ($7,185,247)    $773,293
                                     ============  ============  ==========


Primary Earn (Loss) per Common Share
 Continuing Operations                    ($0.01)      ($0.01)       $0.03
 Discontinued Operations                  ($0.68)      ($0.90)       $0.09
                                      -----------   -----------  ----------
 Net Income (loss)                        ($0.69)      ($0.91)       $0.12
                                      ===========  ============  ==========
Fully Diluted Earn (Loss) per
Common Share:
 Continuing Operations                                               $0.02
 Discontinued Operations                                             $0.07
                                                                 ----------
 Net Income (loss)                                                   $0.10
                                                                 ==========
Weighted Average Common Shares:

 Primary                               8,802,528    7,833,990    6,867,083
                                      ===========  ============  ==========
 Fully Diluted                                                   7,965,438
                                                                 ==========

See accompanying notes to consolidated financial statements


Jayark Corporation And Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Years Ended April 30, 1997, 1996, and 1995

                       Common Stk  Pd-In Cap   Deficit    Treas Stk  Tot Equity
                       ---------- ---------- ------------ ---------- -----------
Bal at April 30, 1994  $2,049,973 $6,691,207 ($1,362,874) ($160,154) $7,218,152
 Acq.  of 319,200
 shares  of treasury
 stock                          -          -           -   (222,688)   (222,688)
 Issuance of 145,551
 shares of stock           43,666    419,273           -          -     462,939
 Retirement of treasury
 stock                          -          -           -    382,842     382,842
 Net income                     -          -     773,293          -     773,293
                       ---------- ---------- ------------ ---------- -----------
Bal at April 30, 1995   2,093,639  7,110,480    (589,581)         -   8,614,538
 Issue of 1,000,000
 shares of stock          300,000    856,250           -          -   1,156,250
 Net loss                       -          -  (7,185,247)         -  (7,185,247)
                       ---------- ---------- ------------ ---------- -----------
Bal at April 30, 1996   2,393,639  7,966,730  (7,774,828)         -   2,585,541
 Issue of 1,242,400
 shares of stock          372,720     99,392           -          -     472,112
 Net loss                       -          -  (6,059,211)         -  (6,059,211)
                       ---------- ----------- ----------- ---------- -----------
Bal at April 30, 1997  $2,766,359 $8,066,12  ($13,834,039)       $-  ($3,001,558)
                       ========== =========== ============ ========= ============

See accompanying notes to consolidated financial statements

Jayark Corporation And Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended April 30, 1997, 1996, and 1995

                                              1997         1996         1995
Cash Flows From Operating Activities:     ------------ ------------ ------------
  Net Income (loss)                       ($6,059,211) ($7,185,247)    $773,293

Adjustments to Reconcile Earnings (Loss)
to Cash from Operating Activities:
  Stock  Issued  in Connection with
   Abandoned - Investment                           -    1,156,250            -
  Depreciation  and Amortization  of
   Property and Equipment                      40,089      273,378      254,894
  Amortization  of  Excess of  Cost  Over
  Net Assets of Businesses Acquired            21,360       21,360       21,361
  Discontinued Division - PP&E                                          672,870
  Net Assets  of  Discontinued  Operations
   written off                              4,268,849            -       48,522
  (Gain) Loss on Disposition of Assets         21,516            -       56,956
Change in Assets and Liabilities Net of
 Effects From Acquisition of Subs:
  (Increase)Decrease in Deferred Federal
    Income Tax Expense (Benefit)              350,000            -      277,284
  (Increase)Decrease in Accounts Rec Net     (105,667)    (787,431)    (790,865)
  (Increase) Decrease in Federal & State
    Income Taxes Refundable                   695,501     (645,951)     (49,550)
  (Increase) Decrease in Inventories           91,709     (121,087)  (1,914,513)
  (Increase) Decrease in Other Current Assets (12,685)      74,440     (200,293)
  Increase (Decrease) in Accounts Payable     320,349      831,184     (422,263)
  Increase (Decrease) in Federal & State
   Income Taxes Payable                             -            -     (166,128)
  Increase (Decrease) in Accrued Salaries
   and Deferred Compensation                  (77,374)     (15,142)    (305,059)
  Increase (Decrease) in Commissions Payable        -       85,572       63,607
  Increase (Decrease) in Accrual for
   Discontinued Operations - Rosalco          305,000            -            -
  Increase (Decrease) in Other Liabilities   (931,198)   1,784,881     (291,836)
                                          ------------ ------------ ------------
      Net Cash Provided By (Used In)
       Operating Activities                (1,071,762)  (4,527,793)  (1,971,720)

Cash Flows from Investing Activities:

  Capital Expenditures for Property and
   Equipment                                  (83,556)     (66,042)    (249,225)
  Proceeds from Sale of Property and Equipment      -            -      162,334
                                          ------------ ------------ ------------
      Net Cash Provided By (Used In)
       Investing Activities                   (83,556)     (66,042)     (86,891)

Cash Flows From Financing Activities:

  Payments of Long Term Debt                  (27,555)     (33,188)    (127,678)
  Proceeds From Issuance of Notes Payable   2,001,084    4,084,000    3,108,582
  Principal Payments on Notes Payable      (1,101,997)           -            -
  Purchase (Repayment) of Subordinated
   Debentures                                       -     (100,000)    (300,000)
  Purchase of Treasury Stock                        -            -     (222,668)
                                          ------------ ------------ ------------
      Net Cash Provided By (Used In)
       Financing Activities                   871,532    3,950,812    2,458,236

      Net Increase (Decrease) in Cash
       and Cash Equivalents                  (283,786)    (643,023)     399,625
Cash & Cash Equivalents at Beginning of Year  350,926     1,176,700     777,075
Cash & Cash Equivalents relative to
 Discontinued Operations                            -      (182,751)          -
                                          ------------ ------------ ------------
Cash & Cash Equivalents at End of Year        $67,140      $350,926  $1,176,700
                                          ============ ============ ============

Supplemental Disclosure for Cash Flow
 Information:
  Cash Paid For:
     Interest                                $171,862      $965,197    $893,124
                                          ============ ============ ============
     Income Taxes                                   -       167,000     389,094
                                          ============ ============ ============
  Non-Cash Transactions:
     Common Stock Issued in Connection
      With LCL Investment                     472,112      1,156,25           -
                                          ============ ============ ============


See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

April 30, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Jayark Corporation and its wholly-owned subsidiaries (the "Company"). All material intercompany profits, transactions and balances have been eliminated.

Prior to April 30, 1997, a decision was made to discontinue the operations of Rosalco, Inc. ("Rosalco"), a wholly owned subsidiary of the Company. Rosalco was officially closed on October 22, 1997 and shortly thereafter a receiver was assigned to liquidate its secured assets. The accompanying financial statements have been adjusted retroactively to segregate and report separately the net assets and results of operations of Rosalco as a discontinued operation.


Inventories

Inventories comprise finished goods and are stated at the lower of cost (first in, first out method) or market.

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

Intangibles

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

Income Taxes

The Company follows the assset and liability method required by Financial Accounting Standards Board Statement of Financial Accounting Standards No 109 in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and
liabilities  and  their  respective tax  bases.   Deferred  tax  assets  and
liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share

Earnings per common share for the year ended April 30, 1995 were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods. Common equivalent shares include shares that would be issuable upon the exercise of outstanding stock options reduced by the number of shares that are assumed to be repurchased by the Company with the proceeds from the exercise of the stock options. The shares purchased by the Company are assumed to be purchased at the average market price during the respective period for primary earnings and at the higher of the average market price or period-end price for fully diluted earnings per share. Fully diluted earnings per share assumes the conversion of the 12% convertible subordinated debentures issued in December 1989 (see Note 7).

For the years ended April 30, 1997 and 1996, net loss per share is calculated using the weighted average number of common shares outstanding during the period. For purposes of the calculation, the shares to be issued in connection with the LCL investment (see Note 13) were considered as issued on April 30, 1996. The conversion of the subordinated debentures and assumed exercise of options have not been considered in the computation, since the effects were determined to be anti-dilutive.

Changes in Financial Presentation

Certain reclassifications have been made in the 1995 and 1996 financial statements to conform to the presentation used in 1997.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Long-Lived Assets

Long-lived  assets, such as property, equipment, and goodwill are  evaluated
for  impairment  when  events or          changes in circumstances  indicate
that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which was adopted on May 1, 1996. No write-downs have been necessary through April 30, 1997, except for assets of the discontinued operation (Note 16).


Stock-Based Compensation

The Company uses the intrinsic value method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation", which was adopted on May 1, 1996. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

Effect of new accounting pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly will adopt SFAS No. 128 in its April 30, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 will have a material effect on the earnings per share as presented.

In  June  1997,  the FASB issued two new disclosure standards.   Results  of
operations and financial position will be unaffected by implementation of these new standards.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and
accumulated  balances.   Comprehensive income  is  defined  to  include  all
changes in equity except those resulting from investments by owners and distributions to owners.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in financial statements. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management does not expect these two standards to have a significant impact on future financial statement disclosures.

(3)  Business

The Company's continuing operation, AVES Audio Visual Systems, Inc. ("AVES") is in the business of resale and renting of a broad range of audio visual, video and communication equipment and supplies to schools, industry, and hotels.

(3)  Related Party Transactions

The Company has subordinated notes (Note 7) with related parties amounting to $795,712, with an annual interest rate of 12%. Interest expense relating to notes payable to certain related parties was $167,258, $150,868, and $60,736 in 1997, 1996 and 1995, respectively.

The Company had long term notes payable to related parties amounting to $2,000,000 at April 30, 1997. The interest rate is Libor plus .95% on
$1,000,000 and prime plus 2.5% on the remaining $1,000,000. The maturity date of the notes have been extended to December 31, 1999. Interest expense relating to these notes for the year ended April 30, 1997 is $154,650.

For the year ended April 30, 1996, the Company had $500,000 of short term notes payable to these related parties.

(4)  Property and Equipment

Property and equipment are summarized as follows:

                                     April 30, 1997    April 30, 1996
                                     --------------    --------------

Machinery and equipment                 $59,144            $59,268
Furniture and fixtures                   80,329             73,689
Leasehold improvements                   37,290             27,800
Automobiles and trucks                  200,580            218,423
Rental and demonstration
 equipment                               22,437             87,400
                                     --------------    --------------
   Total property and equipment         399,780            466,581
Less   accumulated  depreciation
and amortization                        277,230            365,979
                                     --------------    --------------
   Net property and equipment          $122,550           $100,602
                                     ==============    ==============

(5) Lines of Credit

On April 30, 1996, the Company had $1,100,915 outstanding on its Line of Credit with State Street Bank. The Company renegotiated the terms of the agreement. The new agreement provides for monthly interest at prime rate plus 1% to 1_%. Subsequently, the line was paid off with proceeds from a $1,000,000 note to related parties and the remaining amount paid. In March 1997, AVES replaced the Line of Credit at State Street Bank with a line of credit with BSB Bank & Trust, Binghamton, New York. The Line of Credit permits AVES to borrow up to an aggregate amount of $1,250,000. The interest rate is 9.75% annually. The Line of Credit is secured by the AVES' accounts receivable and inventories. There are no financial covenants associated with the line of credit. At April 30, 1997, $500,000 was outstanding on this Line of Credit.

In connection with the guarantee for the new line of credit at AVES described above and the interim financing of the Rosalco discontinued operations by State Street Bank, the Company issued stock warrants totaling 4,166,667 to A-V Texas Holding, LLC, an affiliate of the Company. The warrants allows the holder to purchase 4,166,667 shares of the Company's common stock at a par value of $.30. The effectiveness of the warrants is subject to an increase in the available authorized shares of the Company. The warrants were deemed to have a minimal fair value and no amount was recorded for them. The warrants expire on February 1, 2007.

At April 30, 1997 and 1996, the Company had letters of credit outstanding amounting to $250,000 and $0 respectively.

(6) Long Term Debt

Long term debt is summarized as follows:

Description                                        April 30, 1997 April 30, 1996
-------------------------------------------------- -------------- --------------
Notes  payable  to a bank with  interest  rates
ranging  from 7.25% to 9%, maturity dates ranging
from December 1995 to January 1999,
collateralized by vehicles.                             $14,601      $42,156
                                                    ------------- --------------
Total long term debt                                     14,601       42,156
Less: Current maturities of long term debt                7,394       28,189
                                                    ------------- --------------
Long term debt, excluding current maturities             $7,207      $13,967
                                                    ============= ==============

Aggregate yearly maturities of long term debt for the years after April 30, 1997 are as follows:

                         1998        $7,394
                         1999         7,207
                                    -------
                         Total      $14,601
                                    =======


(7)  Subordinated Debentures

On December 19, 1989, the Company issued $2,000,000 of 12% convertible subordinated debentures to affiliates of the Company due December 1995. The maturity date on these debentures has been extended until December 1999. Interest on the outstanding balance is paid semiannually on April 30 and October 31. The debentures may be converted into shares of the Company's stock at a price of $1.50 per share at any time prior to maturity. Prior to April 30, 1996, the Company had retired $600,000 of debentures. At April 30, 1997, no additional debt was retired. At April 30, 1997, 933,333 shares of the Company's common stock are reserved for this conversion. The debentures will automatically convert into shares of the Company's stock at the conversion price in effect at such time in the event that the average closing sale price of the Company stock for any period of thirty consecutive trading days was equal to or exceeded $2.25 per share.

(8)  Income Taxes

Income tax expense (benefit) relating to Federal taxes consists of:

Year ended April 30,            Current       Deferred        Total
--------------------           ----------     --------      ----------
   1997                              $0       $350,000       $350,000
   1996                       ($583,676)            $0      ($583,676)
   1995                        $188,856       $277,283       $466,139


The tax benefit recorded in 1996 represents the taxes refundable due to the carryback of that year's loss.

At April 30, 1997, the Company had, for federal tax reporting purposes, net operating loss carryforwards of approximately $10,000,000, expiring in years through 2012.

The actual tax expense (benefit) differs from the "expected" tax expense (computed by applying the U.S. Corporate rate of 34%) in each of the 3 years ended April 30, 1997 primarily as a result of increased valuation allowances against potential deferred tax assets.

Deferred tax assets were $4,300,000 and $2,200,000 as of April 30, 1997 and 1996 respectively, arising primarily as a result of net operating losses. Valuation allowances of $4,300,000 and $1,850,000 as of April 30, 1997 and 1996, respectively offset the deferred tax assets, resulting in net deferred tax assets of $0 and $350,000 as of April 30, 1997 and 1996 respectively.

(9)  Leases

The Company has several operating leases that expire at various dates ranging through November 2000. Future minimum lease payments related to operating leases are detailed as follows:

                  Year ending April 30,               Operating leases
                  ---------------------               ----------------

                        1998                              $97,015
                        1999                               86,856
                        2000                               86,856
                        2001                               86,856
                      Thereafter                                0
                                                          -------
                      Total minimum lease payments       $357,583
                                                         ========

Total rental expense for operating leases was approximately $96,671, $95,959, and $95,959 for the years ended April 30, 1997, 1996, and 1995 respectively.

(10)   Stock Options

At April 30, 1997, the Company had two stock options plans which are described below. The Company applies APB Opinion 25 - "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. In terms of APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

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

Option activity under the ISOP is as follows:


                               Stock Option - ISOP
       ------------------------------------------------------------------------
                                  Options       Exercise Price     Weighted
                                                   Range            Average
       ------------------------------------------------------------------------
Outstanding April 30, 1994        467,500       $.44-$1.05           $0.47
Granted                                 -
Excercised                              -
Terminated/Expired                (75,000)        $0.44              $0.44
                                -----------------------------------------------
Outstanding April 30, 1995        392,500       $.44-$1.05           $0.48
Granted                                 -
Excercised                              -
Terminated/Expired               (150,000)                            $.44
                                -----------------------------------------------
Outstanding April 30, 1996        242,500       $.44-$1.05            $.50
Granted                                 -
Excercised                              -
Terminated/Expired                      -
                                -----------------------------------------------
Outstanding April 30, 1997        242,500       $.44-$1.05            $.50

                                                   Exercise       Weighted
Exercisable at Year End:             Options      Price Range     Average
-------------------------------------------------------------------------------
April 30, 1995                       392,500      $.44-$1.05       $0.48

April 30, 1996                       242,500      $.44-$1.05       $0.50

April 30, 1997                       242,500      $.44-$1.05       $0.50
-------------------------------------------------------------------------------
Available for Future grants:

April 30, 1995                       207,500

April 30, 1996                       357,500

April 30, 1997                       357,500
-------------------------------------------------------------------------------

The   following  summarizes  information  regarding   stock
options outstanding at April 30, 1997.


Range   of  Exercise
prices:                                                  $0.44    $1.05

Outstanding Options:

Number outstanding at April 30, 1997                   217,500   25,000

Weighted average remaining Contractual life (YR.)          1.6      1.6

Weighted average exercise price                          $0.44    $1.05

Effective September 17, 1994 and approved at the annual stockholders' meeting in 1994, the 1994 Non-Employee Director Stock Option Plan (the "Director's Plan") was adopted and 200,000 shares of the Company's Common Stock reserved for issuance under the Director's Plan. The Director's Plan provides for the automatic grant of nontransferable options to purchase common stock to nonemployee directors of the Company, on the date immediately preceding the date of each annual meeting of stockholders in which an election of directors is concluded. Each nonemployee director then in office will receive options exercisable for 5,000 shares (or a pro rata share of the total number of shares still available under the Director's
Plan). No option may be granted under the Director's Plan after the date of the 1998 annual meeting of stockholders.

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

Option activity under the Plan is as follows:

Stock Option - ISOP
                                          Exercise       Weighted   Options
                                Options  Price Range     Average   Exercisable
-------------------------------------------------------------------------------
Outstanding April 30, 1994      35,000     $0.49          $0.49     35,000
Granted                              -
Terminated/Expired                   -
Outstanding April 30, 1995      35,000     $0.49          $0.49     35,000             -
Granted                              -
Terminated/Expired             (10,000)
Outstanding April 30, 1996      25,000     $0.49          $0.49     25,000
Granted                              -
Terminated/Expired                   -
Outstanding April 30, 1997      25,000     $0.49          $0.49     25,000
-------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock - Based Compensation", requires the Company to provide pro forma disclosure of net income (loss) and earnings (loss) per as if the optional fair value method had been applied to determine compensation costs for the Company's Stock option plans. Since no options were granted in the years ended April 30, 1997 and 1996, no pro forma disclosures are required.

(11) Major Customers

At April 30, 1997 and 1996, no customer's sales were greater than 10% of the Company's total sales. In 1994, sales to one customer represented 12% of total sales.

 (12) Treasury Stock

Subsequent to the Company's announcement of its stock repurchase plan during the third quarter of fiscal 1994, the Company purchased 319,200 and 127,430 shares of the Company's common stock during the years ended April 30, 1995 and 1994, respectively.

During fiscal 1995, 720,581 shares of the Company's common stock, which was comprised of 575,030 treasury shares and 145,551 of newly issued shares were distributed as part of the consideration given in acquiring a certain sales commission agreement between the Company, the Company's discontinued Sportswear subsidiary and Stage II Apparel Corp., a New York corporation. The stock issued was then distributed by the Sportswear subsidiary to certain related parties and affiliates in partial settlement of certain promissory notes existing between the Sportswear subsidiary and the related parties and affiliates.

(13) Loss on Abandonment of Investment

On June 27, 1995, LCL International Traders, Inc. ("LCL"), a wholly-owned subsidiary of Jayark, completed the acquisition of substantially all the assets and business of a group of affiliated companies engaged in the import and distribution of seasonal and promotional merchandise (the "Acquisition"). The sellers, located in Hong Kong and Central Islip, New York, operated under the trade names "Liberty Bell Christmas", "Ivy Mar", "Creative Home Products" and "Award Manufacturing". LCL acquired these trade names as part of the transaction.


The purchase price for the Acquisition comprised the following: issue of 1,000,000 common shares of Jayark to the sellers, cash paid by LCL of $3,000,000, a note payable by LCL to the sellers for $3,000,000 and the assumption of certain liabilities of the sellers. The Company advanced $1,000,000 to LCL in connection with the cash portion of the purchase price. LCL obtained a credit facility for the balance of the cash portion of the purchase price.

During August 1995, Jayark, LCL and Rosalco entered into a Reimbursement Agreement with certain related third parties to provide to The CIT Group/Commercial Services, Inc. ("CIT"), the primary lender to LCL, irrevocable standby letters of credit and cash in the aggregate amount of $1,700,000 to serve as additional collateral against which CIT would lend additional working capital to LCL pursuant to CIT's lending arrangements with LCL.

In consideration for providing the additional collateral, the guarantors were to receive shares of common stock of the Company in proportion to the amount of additional collateral initially provided by them. Excluding the shares attributable to Rosalco, the Company was obligated to issue a total of 282,400 shares of its common stock to the guarantors.

The  arrangement  with  CIT  for the additional  financing  secured  by  the additional collateral expired on February 28, 1996. The arrangement indicated that on that date, in the event that CIT had applied any of the additional collateral to LCL's obligations to CIT, LCL would reimburse the parties for the collateral so applied by CIT. Alternatively, the parties could at any time after February 28, 1996 receive shares of the Company's common stock as reimbursement for the collateral applied by CIT to LCL's obligations to CIT. Each party would receive that number of shares that had a value equal to the amount of such party's collateral that is applied by CIT. Excluding the shares attributable to Rosalco, the Company is obligated to issue a total of 960,000 shares of its common stock to the guarantors.

In July 1996, CIT notified the parties that CIT was applying the additional collateral to LCL's obligations. As a result of the application of the collateral by CIT, the parties received the following shares of the Company's Common Stock: Joel Margolin received 400,000 shares; each of Ruthanne Koffman and the Ben Arnold Company received 200,000 shares; and Whitehorn Associates received 160,000 shares.

In fiscal 1997, the Compnay issued 1,242,400 shares of its common stock in connection with the above transactions, which were valued at $472,112.

During fiscal 1996, the Company abandoned the investment in LCL, which in turn filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. Due to the nature of the investment and the short period of operation of LCL, the operations of LCL were not consolidated with the Company's operations. The Company provided for all realized and expected losses on the abandonment, summarized as follows:

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
                                                                  ==========

(14) Financial Instruments

The  carrying  amounts  of financial instruments, including  cash  and  cash equivalents, accounts receivable, accounts payable and notes payable approximated fair value as of April 30, 1997 due to the short maturity of these items. The fair value of the convertible debentures is not reasonably determinable.

(15) Fourth Quarter Adjustments

During the fourth quarter of fiscal 1996, the Company made the following significant adjustments to reported earnings:


          Increase in accounts receivable reserves           $550,000
          Increase in inventory reserves                    1,195,534

During the fourth quarter of fiscal 1997, the Company recorded the effects of the discontinuance of Rosalco. See note 16.

(16)  Discontinued Operations

As a result of continued losses due to a soft retail market, low margins, competitive pressures, and price reductions, the Company had been looking to sell or otherwise dispose of the operations of Rosalco. Rosalco had been in the business of the distribution of more than 300 different products, including occasional furniture, brass beds, custom jewelry cases and accessories, most of which are imported from outside the continental United States. Rosalco also developed special designs for several customers. Rosalco was headquartered in Jeffersonville, Indiana. All efforts to sell Rosalco were unsuccessful, and the company was officially closed on Wednesday, October 22, 1997. The assets of the company were secured as part of the borrowing agreement. Shortly after the closing, a receiver was assigned to liquidate the secured assets of the company to satisfy the loan principal. As a result, Jayark incurred a $5,963,000 loss on Discontinued operations, which includes $3,462,000 loss from operations for the year ended April 30, 1997, the establishment of accruals in the amount of $300,000 for expenses and guarantees related to the closing, the write off of an intercompany receivable and other assets of $476,000, and the remaining net asset of Rosalco of $1,725,000.

The Rosalco business has been presented as a discontinued operation, and the consolidated balance sheets and statements of operations have been restated to conform with this presentations. Financial results of the Rosalco operation are as follows:


Operating Data:                    Years Ended April 30,
                                1997         1996        1995
-----------------------------------------------------------------

Net Revenues                $37,505,589  $32,149,279  $36,761,578

Costs and Expenses           40,617,698   35,011,376   35,800,321

Income befor Tax             (3,112,109)  (2,862,097)     961,257

Provision for (Benefit From)
 Income Tax                     350,000     (156,503)     368,778
      Tax

Net Income (Loss)           ($3,462,109) ($2,705,594)    $592,479
-----------------------------------------------------------------



Balance Sheet Data                     April 30,
                                   1997       1996

Assets
Current Assets
Cash                            $107,540   $182,750
Accounts Receivable            3,859,808   4,343,130
Other Receivable                 294,713     425,277
Inventory                      4,703,319   8,149,822
Deferred Tax                           -           -
Other Current                    272,702     295,549
                               ---------   ---------
Total Current Assets           9,238,082  13,396,528

Non-Current Assets
PP&E, Net of
 Accumulated Depreciation        541,248     680,665
Intercompany                    (414,435)          -
                               ---------   ---------
Total Non-Current Assets         126,813     680,665
                               ---------   ---------
Total Assets                   9,364,895  14,077,193
                               =========  ==========

Liabilities
Notes Payable & L.O.C.         5,685,407   8,018,009
Current Portion of
 Long Term Debt                        -           -
Accounts Payable               1,576,777   1,245,156
Accrued Liabilities              117,040     278,596
Taxes Payable                          -       9,712
Other Current                    260,291     256,871
                               ---------   ---------
Total Current Liabilities      7,639,515   9,808,344

Net Assets                   $1,725,380*  $4,268,849

* Note - these net assets were written off at April 30, 1997

Exhibit Index

 3(1)	Certificate of Incorporation of the Company.  Incorporated herein by reference to the Company's Proxy Statement for its 1991 Annual Meeting of Shareholders, Exhibit B thereto.

 3(2)	Bylaws of the Company.  Incorporated herein by reference to the
        Company's Proxy Statement for its 1991 Annual Meeting of Shareholders, Exhibit C thereto.

4(1)	Specimen Certificate of Common Stock, par value $0.30 per share, incorporated herein by reference from Registration Statement on Form S-1, File Number 2-18743, Exhibit 4 thereto.

 4(2)	12% Convertible Subordinated Debenture due 1994, incorporated herein by reference to the Report on Form 8-K filed January 4, 1990, Exhibit 28(a) thereto.

4(3)	Registration rights agreement dated as of December 20, 1989, by and between the Company and Rosalco, Inc., incorporated herein by reference to the Report on Form 8-K filed January 4, 1990, Exhibit 28(c) thereto.

10(1)*	1981 Incentive Stock Option Plan, as amended as of December 15, 1989, incorporated herein by reference to the Annual Report on Form 10-K for the year ended April 30, 1990, Exhibit 10(1) thereto.

10(2)	Notes and Loan and Security Agreements (Inventory & Accounts Receivable)
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

10(30) Stock Warrant to purchase 3,666,667 shares of common stock dated March 12, 1997 between Jayark Corporation and A-V Texas Holding, LLC.

10(31) Commercial Security Agreement dated February 18, 1997, between AVES Audio Visual Systems, Inc. and BSB Bank and Trust Company.

10(32) Promissory Note dated February 18,1997, between AVES Audio Visual Systems, Inc. and BSB Bank and Trust Company.

10(33) Commercial Guaranty dated February 18, 1997, between AVES Audio Visual Systems, Inc., David L. Koffman and BSB Bank and Trust Company.

10(34) Subordinated Promissory Note date March 12, 1997 between Rosalco, Inc. and Jayark Corporation.

10(35) Second Forbearance and Modification Agreement dated June 1, 1997, between State Street Bank and Trust Company of Boston, Massachusetts, Rosalco, Inc., and Jayark Coporation.

10(36) Stock Warrant to purchase 500,000 shares of common stock dated March 12, 1997 between Jayark Corporation and A-V Texas Holding, LLC.

[ARTICLE]                               5
[LEGEND]
[RESTATED]
[CIK]                          0000053260
[NAME]
<MULTI PLIER>                      1000.0
[CURRENCY]                            USD
[FISCAL-YEAR-END]                04/30/97
[PERIOD-START]                   05/01/96
[PERIOD-END]                     04/30/97
[PERIOD-TYPE]                      12-mos
[EXCHANGE-RATE]

[CASH]                                 67
[SECURITIES]                            0
[RECEIVABLES]                       1,841
[ALLOWANCES]                            0
[INVENTORY]                           412
[CURRENT-ASSETS]                    2,341
[PP&E]                              1,132
[DEPRECIATION]                        719
[TOTAL-ASSETS]                      2,754
[CURRENT-LIABILITIES]               2,348
[BONDS]                                 0
[COMMON]                            2,766
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[OTHER-SE]                          5,768
[TOTAL-LIABILITY-AND-EQUITY]        2,754
[SALES]                            12,638
[TOTAL-REVENUES]                   12,638
[CGS]                              10,592
[TOTAL-COSTS]                      10,592
[OTHER-EXPENSES]                    1,921
[LOSS-PROVISION]                        0
[INTEREST-EXPENSE]                    222
[INCOME-PRETAX]                       (96)
[INCOME-TAX]                            0
[INCOME-CONTINUING]                   (96)
[DISCONTINUED]                     (5,963)
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                       (6,059)
[EPS-PRIMARY]                       -0.69
[EPS-DILUTED]                         .00

EXHIBIT 10(35)

SECOND FORBEARANCE AND MODIFICATION AGREEMENT

      This  SECOND FORBEARANCE AND MODIFICATION AGREEMENT (this "Agreement")

is  made as of this 1st day of June, 1997, among State Street Bank and Trust

Company  (the "Bank"), Rosalco, Inc. (the "Borrower") and Jayark Corporation

("Jayark").

      WHEREAS,  the  Bank  has  made extensions of credit  to  the  Borrower pursuant to (i) a certain Loan and Security Agreement (All Assets), dated as of April 29, 1996, between the Borrower and the Bank (the "Loan Agreement"),

and  (ii)  a Forbearance and Modification Agreement, dated March  12,  1997,

among  the  Borrower,  Jayark, AVES Audio Visual  Systems,  Inc.,  David  L.

Koffman and the Bank (the "Initial Forbearance Agreement");

     WHEREAS, the Obligations of the Borrower to the Bank (as defined in the

Loan  Agreement)  are evidenced by, among other things, a $10,000,000  Note-

Grid-Fluctuating Interest, dated as of April 29, 1996, made by the  Borrower in favor of the Bank (the "Note");

      WHEREAS,  all  obligations of the Borrower  to  the  Bank,  including,

without limitation, the Obligations, are guaranteed by Jayark pursuant to  a certain Multi-Entity Guaranty (Unlimited), dated as of April 26, 1996,  made by,  among other parties, Jayark and the Borrower in favor of the Bank  (the

"Multi-Entity  Guaranty"), which Multi-Entity Guaranty was  amended  by  the

Initial Forbearance Agreement;

     WHEREAS,  certain  defaults  and events of default,  more  particularly

described  on   Schedule A attached hereto (the "Specified Defaults"),  have occurred and are continuing;

     WHEREAS,  notwithstanding the foregoing, the Borrower and  Jayark  have requested  that the Bank further forbear from demanding payment in  full  of the Obligations;

     WHEREAS,  in response to such request, the Bank has agreed  to  further

refrain   from  exercising  its  rights  and  remedies  under  the   Initial

Forbearance Agreement, Loan Agreement, the Note, the Multi-Entity Guaranty, all security agreements securing the Obligations (as defined in the Loan

Agreement), a certain Pledge Agreement, dated March 12, 1997, between Jayark and  the Bank (the "Stock Pledge"), a certain Subordination Agreement, dated

March  12,  1997,  between Jayark, the Bank and others  (the  "Subordination

Agreement'),  and  all  other  agreements  and  documents  relating  to  the

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

Agreement,  ratified and confirmed in all respects.  The  Borrower  confirms that the Bank has a first priority perfected security interest in all of the collateral described in the Loan Documents, which collateral secures all  of the  Obligations.  Jayark hereby specifically acknowledges and  consents  to this  Agreement  and ratifies and confirms in all respects  its  obligations under  the  Multi-Entity  Guaranty (as amended by the  Original  Forbearance

Agreement), the Stock Pledge Agreement and the Subordination Agreement.   In

addition,  by  the  execution of this Agreement,  the  Borrower  and  Jayark represent  and warrant that no counterclaim, right of set-off or defense  of any kind exists or is outstanding with respect to any of such Obligations.

     Section  2.      Amount  of Obligations.  As of the  date  hereof,  the

Borrower  and  Jayark  acknowledge and agree that the outstanding  principal

amount   of  the  Obligations  under  the  Loan  Documents   is   equal   to

$5,592,389.20, the accrued but unpaid interest, which continues  to  accrue,

totals $40,504.18, the undrawn amount of all letters of credit issued by the

Bank pursuant to the Loan Documents is $250,000.00, and all fees, costs  and expenses (including legal fees) total $43,250.00.

     Section  3.     Existing Defaults.  The Borrower and Jayark  agree  and

acknowledge that (i) the Obligations and the Loan Documents are currently in default as a result of the Specified Defaults, and (ii) the Bank is entitled to  exercise all of its rights and remedies thereunder and under  applicable law.

     Section  4.      Forbearance.  Subject to the terms and conditions  set

forth  herein,  and in consideration of the representations, warranties  and agreements  made  by  the Borrower and Jayark herein,  the  Bank  agrees  to further  forbear  from  exercising its rights and remedies  under  the  Loan

Documents until that certain date (the "Forbearance Termination Date") which is the earliest to occur of:

          (a)  Subject  to a one business day cure period after notice  from the  Bank,  the failure of the Borrower or Jayark to comply with  any  terms applicable to such party set forth in this Agreement;

          (b)   The  failure of any representation or warranty made  by  the

Borrower  or  Jayark herein to have been true and complete as  of  the  date made.

          (c)   The  occurrence  of  any  material  adverse  change  in  the financial  condition of the Borrower after the date of  this  Agreement,  as determined by the Bank in its reasonable discretion;

          (d)   The  commencement by the Borrower, Jayark or  any  affiliate thereof  of any litigation against the Bank or any affiliate of the Bank  in connection with or related to this Agreement or any of the Loan Documents;

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

          (g)  August 31, 1997.

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

          (a)  The Borrower shall have paid all of the fees and expenses  of counsel for the Bank, and all of the fees and expenses of its own counsel.

          (b)   The Borrower shall have delivered financial projections  for the  120-day period following the date of this Agreement, including  balance sheet, profit and loss statement and statement of cash flows (each of  which shall  be  presented  on  a  week-by-week  basis),  in  form  and  substance satisfactory to the Bank.

     Section   6.       Covenants.   Without  any  prejudice  or  impairment

whatsoever  to  any other rights and remedies of the Bank contained  in  the

Loan Agreement, the Note or in any of the other Loan Documents, the Borrower covenants and agrees with the Bank as follows:

          (a)  The Borrower will deliver to the Bank an inventory assessment plan,  developed  with assistance by and in conjunction with  its  financial advisor,  on  or before June 30, 1997 or such other date as may be  mutually agreeable to the Borrower and the Bank.

          (b)   The  Borrower shall continue to employ at least one day  per week  the  Recovery  Group as financial advisor, or a replacement  financial advisor  reasonably  acceptable to the Bank,  whose  responsibilities  shall include  periodically assessing the business operations and  assets  of  the

Borrower  and assisting the Borrower in its efforts to enhance  revenue  and cash  flow  throughout  the term of this Agreement.  The  financial  advisor shall  also  be  responsible for assisting the Borrower  in  developing  and implementing a plan to provide for the payment in full of all Obligations no later  than  August 31, 1997.  Such plan shall be delivered to the  Bank  no

later  than  July  15,  1997.   After  the  occurrence  of  the  Forbearance

Termination Date, the Bank shall have the right, at its sole discretion, but at  the sole cost of the Borrower, to require the Borrower to employ, at any frequency reasonably determined by the Bank, the Recovery Group as financial advisor,  or  a replacement financial advisor reasonably acceptable  to  the

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

Documents as they may be amended hereby, and all of the representations  and warranties contained in this Agreement shall be correct and complete  as  of the date made.

          (d)   The  Borrower and Jayark shall at any time or from  time  to time  execute  and deliver such further instruments, and take  such  further action  as  the Bank may reasonably request, in each case to further  affect the purposes of this Agreement or any of the Loan Documents, including, without limitation, the execution and delivery of additional subordination agreements with respect to any indebtedness incurred by the Borrower to  any of  its affiliates (as defined in the Loan Agreement), in form and substance satisfactory to the Bank.



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

          (g)   The  Borrower shall not request, and the Bank shall  not  be required  to  issue, letters of credit to be issued by the Bank  which  have expiration dates later than August 31, 1997.

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

     Section 7.     Application of Cash Collateral.    Pursuant to the terms

of the Initial Forbearance Agreement, the Borrower deposited $100,000 into a cash  collateral  account  maintained at the  Bank,  which  cash  collateral secures all of the obligations of the Borrower under the Initial Forbearance

Agreement  and the Loan Documents.  The Borrower and the Bank  hereby  agree that  the  Bank shall immediately apply such cash collateral to  reduce  the

Obligations, and that, as a result of such reduction, the Borrowing Base and the Credit Limit (as such terms are defined in the Loan Agreement) shall  be permanently  reduced  by the amount of $100,000.  Such  reduction  shall  be reflected  in  an amendment to the Loan Agreement as provided in  Section  8 below.

     Section 8.     Amendment and Modifications to Loan Agreement.  The Loan

Agreement is hereby amended and modified in the following respects:


           (a)   Sections 5(a)(1), 5(a)(2), 5(a)(3), 5(a)(4) and 5(a)(5)  of
the  Loan Agreement are hereby amended in their entirety, and a new  Section

5(a)(6) is hereby inserted as follows:

                (1) ninety percent (90%) of the unpaid face amount of all Qualified Accounts (as defined below); which are rated one or two by Dunn and Bradstreet; PLUS

                (2) eighty percent (80%) of the unpaid face amount of all Accounts which are not rated one or two by Dunn and Bradstreet; PLUS



               (3) ninety percent (90%) of the unpaid face amount of all Accounts which have not yet been earned by performance but which are supported by letters of credit; PLUS

               ``(4)       the   lesser  of  (i)  $1,750,000;   or
          (ii) forty-five (45%) of all Eligible Inventory (as defined below) consisting of finished goods located in warehouses, in transit or which have been ordered pursuant to a purchase order backed by a letter of credit issued by the Bank, but which have not yet been negotiated (exclusive of Inventory in Transit covered by subsection (3) above); MINUS

               (5) one hundred percent (100%) of the aggregate amount then undrawn on all outstanding letters of credit and Banker's Acceptances issued by the Bank for the account of the Borrower, which shall in no event exceed $750,000; MINUS

               (6)  $100,000;

          (d)   Section 5(b) of the Loan Agreement is hereby amended in  its entirety to read as follows:

               (b) The term "Credit Limit" as used herein shall mean an amount equal to (i) during the period prior to and including June 30, 1997, $5,900,000, (ii) during the period from July 1, 1997 through and including July 31, 1997, $5,150,000, and (iii) after July 31, 1997,
          $4,400,000.

          (e)   Section  12(h)  of the Loan Agreement is hereby  amended  by deleting the phrase "forty-five (45) days" and inserting, in its place,  the phrase "thirty (30) days".

          (f)   Section 14(g) of the Loan Agreement is hereby amended in its

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

          (g)  Section 14(l) of the Loan Agreement is hereby amended in  its

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

Cash Flow as of each of the following dates:

                                   Minimum Accumulated
          Attainment Date               Operating Cash Flow

          June 30, 1997                        $    900,000
          July 31, 1997                        $  1,900,000

Accumulated Operating Cash Flow shall be calculated on a consistent basis in accordance with the calculations contained in Exhibit B attached hereto.

     Section 10. Release. The Borrower and Jayark on their own behalf and on behalf of their prospective shareholders, directors, employees and agents and their successors and assigns, hereby waive, release and discharge the Bank and all directors, officers, employees, attorneys and agents of the

Bank,  from any and all claims, demands, actions or causes of action arising out  of  or  in  any way relating to the Loan Documents and  any  documents,

agreements,  dealings or other matters connected with  the  Loan  Documents,

including,  without  limitation,  all known  and  unknown  matters,  claims,

transactions  or  things  occurring prior to  the  date  of  this  Agreement relating to the Loan Documents.

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

Organization  or  Bylaws of the Borrower or Jayark, or any law,  statute  or

regulation,   or   any  order  or  decree  of  any  court  or   governmental

instrumentality,  or  will  conflict with, or result  in  a  breach  of,  or constitute  a  default  under,  any  indenture,  mortgage,  deed  of  trust,

agreement or other instrument to which the Borrower or  Jayark is a party or by  which  any of them or any of their property may be bound, or, except  as contemplated  under this Agreement, result in the creation or imposition  of

any   mortgage,  pledge,  security  interest,  encumbrance,  lien,   charge,

attachment,  judgment, levy, or other condition having the practical  effect of any of the foregoing upon any property of the Borrower or Jayark.

          (c)  The Borrower and Jayark have the corporate power and authority to execute, deliver and  carry  out the terms and provisions of this Agreement and the  other documents executed  in  connection  herewith  or contemplated hereby

(collectively,  the  "Forbearance Documents"), and the Borrower  and  Jayark

have taken or caused to be taken all necessary corporate action to authorize

the   execution,  delivery  and  performance  of  this  Agreement  and   the

Forbearance  Documents.   This Agreement and  each  of  the  Loan  Documents

constitute  the  legal, valid and binding obligations of  the  Borrower  and

Jayark and are enforceable in accordance with their respective terms.

     (d)  To the best knowledge of the Borrower, there are no material Events of

 Default under the  Loan Documents existing as of the date hereof other than the Events of Default listed as items 1-13 on Schedule A attached hereto

     Section  12.     Forbearance Fee.  Commencing on the date  hereof,  and

until the Obligations are paid in full, the Borrower shall pay to the Bank a fee  equal to $25,000 per month (the "Forbearance Fee"), payable in  advance on the first day of each month beginning with the month of June, 1997 (which initial  Forbearance  Fee  shall be due and payable  on  the  date  hereof),

provided, that $15,000 of each required payment of the Forbearance Fee shall be  deferred and paid on the Forbearance Termination Date, provided further,

that if the Borrower repays the Obligations in full prior to the Forbearance

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

     Section 15.    Expenses.  The Borrower agrees to pay to the Bank on the

date  hereof and upon demand from time to time hereafter (a) an amount equal to  any  and  all  reasonable  out-of-pocket costs  or  expenses  (including reasonable legal fees and disbursements) incurred or sustained by  the  Bank in  connection with the administration of credit extended by the Bank to the

Borrower or the preservation of or enforcement of its rights under the  Loan

Documents  or in respect of any of the Borrower's other obligations  to  the

Bank.   The Borrower hereby authorizes and directs the Bank, upon  five  (5)

day's notice from the Bank, to charge the Borrower's deposit accounts at the

Bank for all such costs and expenses.

      Section  16.    Notices.  All notices, demands or other communications

required  or permitted hereunder shall be in writing and shall be telecopied

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


If to Jayark:                           With a copy to:

     c/o David L. Koffman                    Robert Nolt
     300 Plaza Drive                         300 Plaza Drive
     Vestal, NY 13850                        Vestal, NY 13850
     Fax:  (607) 797-7103                    Fax:  (607) 797-7103

If to the Bank:                              With a Copy to;

     State  Street  Bank  and  Trust         Mintz,  Levin,  Cohn, Ferris,
     Company                                 Glovsky and Popeo, P.C.
     225 Franklin Street                     One Financial Center
     Boston, MA 02110                        Boston, MA 02111
     Attention: John D. Gaziano, Jr., V.P.   Attention:   Paul  J. Ricotta
                James M. Benninger, V.P.     Fax:  (617) 542-2241
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

     Section 17.    Miscellaneous.

          (a)  This Agreement shall be binding and shall be deemed effective only when executed by all of the parties hereto.

          (b)   This  Agreement shall bind and inure to the benefit  of  the respective  successors and assigns of each of the parties hereto;  provided,

however,  neither the Borrower nor Jayark may assign this Agreement  or  any rights  or  obligations hereunder, and any prohibited  assignment  shall  be absolutely  void.  Without notice to or consent of the Borrower  or  Jayark,

the Bank may assign this Agreement and its rights and duties hereunder.  The parties  hereto  do  not intend that any of the benefits of  this  Agreement shall  inure  to any third party, and no third party shall be a third  party beneficiary hereof.

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

          (e)    This   Agreement  and  the  Initial  Forbearance  Agreement

constitute the entire agreement among the parties hereto with respect to the

Bank's forbearance of its rights and remedies under the Loan Documents.

          (f)   This  Agreement cannot be changed or terminated orally,  but only by a writing signed by all of the parties hereto.

          (g)     This    Agreement   supersedes   all   prior   agreements,

understandings  and  negotiations relating  to  the  Bank's  forbearance  as provided  herein,  all  of  which are merged into this  Agreement;  provided however,  this  Agreement  shall not supersede or  merge  into  the  Initial

Forbearance Agreement, and the terms of this Agreement shall be in  addition to, not in substitution for, the terms of the Initial Forbearance Agreement.

          (h)   This Agreement may be executed in any number of counterparts each  of  which,  when executed and delivered, shall  be  deemed  to  be  an original and all of which, when taken together, shall constitute but one and the same Agreement.

      Section  18.   Continuing  Effect.  Except  as  specifically  modified

hereby,  the Loan Documents shall remain in full force and effect,  and  the

Borrower  and  Jayark  acknowledge and agree  to  comply  with  all  of  the provisions of the Loan Documents, as modified hereby.

       Section  19.   No  Future  Commitments.   The  Borrower  and   Jayark

acknowledge  that  while the Bank may agree to review a plan  or  plans  for restructuring  of  the  existing obligations, the Bank  has  not  agreed  or committed  to  enter  into such restructuring.  Nothing  contained  in  this

Agreement shall be deemed to constitute the Bank's agreement that  the  Bank will  agree  to any restructuring.  The Borrower and Jayark acknowledge  and agree  that  they are not relying upon any expectation that  the  Bank  will agree  to any restructuring in the future.  The Borrower and Jayark  further acknowledge and agree that, absent a written modification  of  the  terms  of this  Agreement  in  accordance  with  the provisions hereof, the Obligations shall become due and payable in  full  in cash on the Forbearance Termination

Date.

     Section  20.    WAIVER OF JURY TRIAL.  THE BORROWER HEREBY  WAIVES  ITS

RIGHT TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY

DISPUTE IN CONNECTION WITH THIS AGREEMENT, THE LOAN DOCUMENTS OR ANY OF  THE

BORROWER'S  OBLIGATIONS HEREUNDER OR THEREUNDER OR THE PERFORMANCE  OF  SUCH

OBLIGATIONS.



      Section  21.     Governing Law.  This Agreement shall be governed  and

construed in accordance with the laws of The Commonwealth of Massachusetts.

      IN  WITNESS  WHEREOF,  each  of the parties  hereto  has  caused  this

Agreement to be duly executed by its duly authorized officer as of  the  day and year first above written.

WITNESS:                      ROSALCO, INC.



/s/ Robert C. Nolt                 By:  /s/ David L. Koffman
Name: Robert C. Nolt               Name:    David L. Koffman
                                   Its: Chairman

WITNESS:                           STATE STREET BANK AND TRUST
                                   COMPANY



_______________________________    By:  /s/ John D. Gaziano
Name:                              Name:     John D. Gaziano
                                   Its: Vice President


WITNESS:                           JAYARK CORPORATION



/s/ Robert C. Nolt                 By:  /s/ David L. Koffman
Name: Robert C. Nolt               Name: David L. Koffman
                                   Its: President

SCHEDULE A

SPECIFIED DEFAULTS

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

     The Borrower has informed the Bank that the Borrower may be in default of other covenants and obligations under the Loan Documents. The Bank acknowledges that these additional defaults, although not enumerated, shall constitute Specified Defaults.

EXHIBIT A

FORM OF CERTIFICATE OF NO DEFAULTS

     I do hereby certify to State Street Bank and Trust Company (the "Bank") that I have reviewed the Second Forbearance and Modification Agreement, dated as of June 1, 1997, among the Bank, Rosalco, Inc. and Jayark Corporation (the "Second Forbearance Agreement") and the Loan Documents (as defined therein); I further certify that I have caused the investigations necessary to make this certification; I further certify that to the best of my knowledge, except as already disclosed to the bank, no default under the Second Forbearance Agreement or Event of Default (as defined in the Loan Documents) exists as of the date hereof [or describing such default or Event of Default if one exists].

     Dated: This 27 day of June, 1997

                                   /s/ David L. Koffman
                                   Name



                                   Chairman

                                   Title



|TRADOCS: 1003952.10 (l$nk10!.doc)


EXHIBIT B

Rosalco Inc.

                          6/6/97
                           June           July           August
Net  Sales               2,500,000      1,300,000      1,500,000

Cash Receipts            2,500,000      2,200,000      2,600,000

Operating Disbursements
Payroll/Payroll Taxes      188,600        128,166        109,165
A/P                        440,000        300,000        280,955
Factory Payments           900,000        660,000      1,386,221
                         ---------      ---------      ---------
  Total Oper.Exp.        1,340,000        960,000      1,667,176

OCF                      1,160,000      1,240,000        932,824
       Accum.            1,160,000      2,400,000      3,332,824

         Interest           40,112         29,571         23,447
         Proceeds
                         ---------      ---------      ---------
 NCF                     1,119,888      1,210,429        909,377
         Accum.          1.119,888      2,330,317      3,239,694

OCF-cumm. Covenant

Collateral
         A/R             4,009,677      2,856,273      1,951,269
         Cust L/C          200,000        200,000        200,000
         Inventory L/C     725,000        725,000        725,000
         Inventory       3,118,422      2,945,480      3,174,357
                         ---------      ---------      ---------
            Total        8,053,099      6,726,753      6,050,626

Rates
         A/R (blended)        87.0%          87.0%          87.0%
         Cust. L/C            90.0%          90.0%          90.0%
         Inventory L/C        45.0%          45.0%          45.0%
         Inventory            45.0%          45.0%          45.0%

Availability
         A/R 1/2         3,488,419      2,484,958      1,697,604
         Cust L/C          180,000        180,000        180,000
         Inv. L/C          326,250        326,250        326,250
         Inventory       1,403,290      1,325,466      1,428,461
                         ---------      ---------      ---------
            Total        5,397,959      4,316,674      3,632,315

Borrowings
         Line            4,696,069      3,461,931      2,745,045
         L/Cs              725,000        725,000        725,000
                         ---------      ---------      ---------
            Total        5,421,069      4,186,931      3,470,045

Excess Available           (23,110)       129,743        162,270


EXHIBIT 10(36)

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


                         STOCK WARRANT

        To Purchase 500,000 Shares of Common Stock of

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

     g) Anything in this Warrant to the contrary notwithstanding, the number of shares of Common Stock to which this Warrant shall relate shall increase .5% for each $1,000 paid by the original Holder of this Warrant, or any person or entity affiliated with the original Holder of this Warrant pursuant to any guarantee issued by such Holder, person or entity guaranteeing obligations of the Company or any of its subsidiaries.

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


SECTION 7. Fractional Shares. Fractional shares shall not be issued upon the conversion of this Warrant but in any case where the Holder would, except for the provisions of this Section
7, be entitled under the terms hereof to receive a fractional share upon the conversion of this Warrant, the Company shall, upon the conversion of this Warrant, pay a sum in cash equal to the excess of the value of such fractional share (determined in such reasonable manner as may be prescribed in good faith by the Board of Directors of the Company.

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

      IN WITNESS WHEREOF, the Company has caused this Warrant  to
     be   signed by its duly authorized officer this 12th day of  March
     1997.

                                   JAYARK CORPORATION

                                   Name: /s/ David L. Koffman
                                   Title: President