Form 10-Q
period 1997-07-31
JAYARK CORP
filed 1998-03-12
CIK 53260

                           UNITED STATES
                Securities and Exchange Commission
                       Washington, DC 20549

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 1997
                                or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to


                                  0-3255
                     (Commission File Number)

                            JAYARK CORPORATION
      (Exact name of registrant as specified in its charter)

                  DELAWARE                              13-1864519
  (State or other jurisdiction of Inc) (I.R.S. Employer Identification No.)

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

YES [ ] NO [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding at July 31,
1997
     Common Stock $0.30 Par Value                 9,221,197

                                 Part. I
                                 Item I
                     Jayark Corporation And Subsidiaries
                          Consolidated Balanc Sheets


                                                Unaudited       Audited
                                                 7/31/97        04/30/97
Assets
 Cash and Cash Equivalents                       $294,199       $67,140
 Accounts Receivable-Trade, Less                1,765,591     1,838,585
 Allowance For Doubtful Accounts
    of $43,244 in July 1997 and $42,000
    in April 1997
 Other Accounts Receivable                         15,277         2,277
 Inventories                                      344,985       412,846
 Other Current Assets                              26,683        20,572
Total Current Assest                            2,446,736      2,341,42

Non Current Assets
 Property & Equipment, Less Accumulated           131,549       122,550
   Depreciation and Amortization
 Excess of Cost Over Net Assets of                284,762       290,102
    Businesses Acquired, Less Accum
    Amortization of $447,675 in July
    1997 and $442,335 in April 1997
Total Non-Current Assets                          416,311       412,652

Total Assets                                   $2,863,047    $2,754,072


Liabilities
Current Liabilities

 Notes Payable & Lines of Credit                 $507,263      $500,000
 Current Maturities of Long Term Debt               4,896         7,394
 Accounts Payable                                 939,303       905,407
 Accrued Salaries and Deferred Compensation       137,992       106,531
 Accrual Related to Loss on Discontinued
         Operations - Rosalco                     305,000       305,000
 Accrual Related to LCL Investment                139,579       164,579
 Other Current Liabilities                        411,861       359,512
Total Current Liabilities                       2,445,894     2,348,423


Non Current Liabilites
 Long Term Debt, Excluding Current Maturities           -         7,207
 Notes Payable to Related Parties               2,000,000     2,000,000                                             0        0
 Subordinated Debentures                        1,400,000     1,400,000
Total Non Current Liabilites                    3,400,000     3,407,207

Total Liabilities                              5,845,8940     5,755,630


Stockholders'Equity
 Common Stock of $.30 Par Value.                2,766,359     2,766,359
 Authorized 10,000,000 Shares;
    Issued 9,221,197 Shares in July 1997
    and 9,221,197 Shares in April 1997
 Additional Paid-In Capital                     8,066,122     8,066,122
 Deficit                                      (13,815,327)  (13,834,039)
Total Stockholders'Equity                      (2,982,847)   (3,001,558)

Total Liabilities & Stockholders' Equity       $2,863,047    $2,754,072

       See accompanying notes to consolidated financial statements


                       Jayark Corporation And Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                     Three Months Ended     Three Months Ended
                                    7/31/97    7/31/96      7/31/97   7/31/96

Net Revenues                     $4,172,844  $3,071,061  $4,172,844  $3,071,061

Costs & Expenses:
 Cost of Revenues                 3,628,614   2,590,785   3,628,614   2,590,785
 Selling, Gen and Admin             424,278     449,750     424,278     449,750
 Interest                           101,240      36,887     101,240      36,887
 Other (Income)                           -     (11,065)        -       (11,065)
Total Costs & Expenses            4,154,133   3,066,358   4,154,133   3,066,358

Income from Continuing Operations   $18,712      $4,703     $18,712      $4,703

(Loss) from Discontinued Oper.            -    (283,252)          -    (283,252)

Net Income (Loss)                   $18,712   ($278,549)    $18,712   ($278,549)


Primary Earnings (Loss) per
   Common Share:

Continuing Operations                 $0.00       $0.00       $0.00       $0.00
Discontinued Operations               $0.00      ($0.03)      $0.00      ($0.03)
Net Income (Loss)                     $0.00      ($0.03)      $0.00      ($0.03)

Weighted Average Common Shares    9,221,197   7,978,799   9,221,197   7,978,799

               See accompanying notes to consolidated financial statements

                         Jayark Corporation And Subsidiaries
                        Consolidated Statements of Cash flows
                              For the Three Months Ended
                                    (Unaudited)


                                                 7/31/97       7/31/96
Cash Flows From Operating Activities:

  Net Income (Loss)                              $18,712      ($278,549)
Adjustments to Reconcile Earnings (Loss)
  to Cash From Operating Activities:
  Depreciation and Amortization of Property
    and Equipment                                 14,336         19,315
  Amortization of Excess of Cost Over Net
  Assets of Businesses Acquired                    5,340          5,340
  Net Assets of Discontinued Operations                -      1,129,701
 (Gain) Loss on Disposition of Assets                  -        (11,065)
Change in Assets and Liabilities Net Effects
   From Acquisition of Subs:
  (Increase) Decrease in Accts Receivable Net     59,994        330,653
  (Increase) Decrease in Inventories              67,861         48,276
  (Increase) Decrease in Other Current Assets     (6,111)        (1,531)
  Increase (Decrease) in Accounts Payable         33,895        (87,043)
  Increase (Decrease) in Accrued Salaries and
  Deferred Compensation                           31,461        (72,226)
  Increase (Decrease) in Other Liabilities        27,348       (783,433)
Net Cash Provided By (Used In)Oper Activities    252,835        299,439

Cash Flows From Investing Activities:
  Capital Expenditures for Property and
  Equipment                                      (23,335)       (28,598)
Net Cash Provided By (Used In)Inv Activities     (23,335)       (28,598)

Cash Flows From Financing Activities:
  Payment of Notes Payable                             -       (272,000)
  Payment of Long Term Debt                       (9,704)       (20,063)
  Proceeds From Issuance of Notes Payable and
     Lines of Credit                               7,263              -
  Purchase (Repayment) of Subordinated
     Debentures                                        -         (30,000)
Net Cash Provided By (Used In) Fin Activities     (2,442)       (322,063)

Net Increase (Decrease) in Cash and
  Cash Equivalents:                              227,059         (51,222)
Cash & Cash Equivalents at Beg. of Year           67,140         350,926
Cash & Cash Equivalents at End of Year          $294,199        $299,704


Supplemental Disclosures of Cash Flow
  Information:
  Cash Paid For:
     Interest                                    $40,907         $54,195

      See accompanying notes to consolidated financial statements


            Notes to Consolidated Financial Statements
                            (Unaudited)

1. Jayark Corporation ("Jayark" or "the Company") conducts its operations through AVES Audiovisual Systems, Inc. ("AVES"), a wholly owned subsidiary. The consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of July 31, 1997, and the related consolidated statements of operations and cash flows for the periods ended July 31, 1997 and 1996 are unaudited. The consolidated balance sheet as of April 30, 1997 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1997, included in the Company's report on Form 10-K.

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

                              Item 2.
    Management's Discussion & Analysis of Results of Operations

   Three Months Ended July 31, 1997 as compared to July 31, 1996

                           NET REVENUES

     Consolidated Revenues of $4,173,000 for the period ended July 31, 1997 increased $1,102,000, or 35.9%, as compared to the same period in 1996. The increase is the result of a $1,111,000 increase in direct sales, and a decrease of $9,000 in contract and rental sales.

                         COST OF REVENUES

       Consolidated Cost of Revenues of $3,629,000 increased $1,038,000, or 40.1% in 1997, as compared to the same period last year. The increase reflects a $1,024,000 increase in direct sale costs, and a $28,000 increase in contract and rental sale costs, which was offset by a $14,000 increase in purchase discounts.

                           GROSS MARGIN

     Consolidated Gross Margin of $544,000 was 13.0% of revenues, as compared to $480,000, which was 15.6% for the same period last year. AVES gross margin percentage decreased as a result of a 1.2% decrease in direct sale margin, a 19.0% decrease in contract and rental sale margin. These decreases were offset by an increase of 45.4% related to purchase discounts taken.

     The direct sale gross margin for the period ended July 31, 1997 decreased to 10.9% from 12.1% in 1996 due to competitive pressures in the market. The contract and rental sale gross margin for the period ended July 31, 1997 decreased to 38.4% from 57.4% in 1996 due to competitive pressures in the market and a change in product mix.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $424,000 decreased $25,000 or 5.7% as compared to the same period last year. Corporate decreased legal and professional fees by $3,000, insurance premiums by $9,000, and meals & entertainment by $10,000 as a result of the Company's overall cost reduction program and the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. AVES decreased advertising expense $3,000.


                         INTEREST EXPENSE

      Consolidated Interest Expense of $101,000 increased $64,000, or 174.51%. Corporate interest increased $42,000 as a result of the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. This interest was previously charged to
Rosalco, Inc. through an intercompany account. Additionally, $22,000 of the increase is based on an increase in the borrowing.


                           OTHER INCOME

      Consolidated Other Income of $0 decreased $11,000, or 100.0%
from  the same period last year.    The decrease is a result of  a
$11,000 gain in 1996 on the sale of a vehicle.

                 INCOME FROM CONTINUING OPERATIONS

     Consolidated Income from Continuing Operations of $19,000 was incurred as compared to income of $5,000 for the same period last year. This $14,000 improvement is comprised of the following: a $25,000 decrease in Selling, General, and Administrative expenses as a result of the Company's overall cost reduction program and the discontinued operations of Rosalco, a wholly owned subsidiary of Jayark, a $64,000 increase in gross margin, which was offset by a increase of $64,000 in interest expense.

            (LOSS) INCOME FROM DISCONTINUED OPERATIONS

      Consolidated (Loss) from Discontinued Operations reflects losses incurred by the discontinued operation of Rosalco, Inc., a wholly owned subsidiary of Jayark. The $283,000 decrease in 1997 is a result of the operations of Rosalco as a discontinued operation.

                         NET INCOME (LOSS)

      Consolidated Net Income of $19,000 as compared to a net loss of $278,000 during the same period last year. The $297,000 increase is a result of a $283,000 reduction in expenses from the discontinued operations of Rosalco, Inc., and a $14,000 increase from continuing operations.








                  LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, consolidated open lines of credit available to the Company for borrowing, were $750,000 as compared to $750,000 at April 30, 1997. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital amounted to $842 at July 31, 1997, compared to a deficit of $7,003 at April 30, 1997. The increase is principally due to the operating income generated in the current year.

Net cash provided by operating activities was $229,500 in 1997, compared $310,505 net cash provided in 1996. The change was due to the increase in net income, accounts payable, accrued salaries, and other liabilities. However, this was offset by decreases in the net assets of discontinued operations, and accounts receivable.

Net cash used in investing activities was $23,335 in 1997, compared to $28,598 in 1996.

Net cash used in financing activities was $2,442 in 1997, compared to $322,063 net cash used in 1996. The change was principally due to the repayment of notes payable 1996.

                    PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None


     (b)  Report on Form 8-K - None

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/  David L. Koffman               March 12, 1998
          David L. Koffman, President
          Chief Executive Officer

     /s/  Robert C. Nolt                 March 12, 1998

          Robert C. Nolt
          Chief Financial Officer

Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]                Jayark Corporation
<MULIPLIER>                       1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/98
[PERIOD-START]                  05/01/97
[PERIOD-END]                    07/31/97
[PERIOD-TYPE]                      3-mos
[EXCHANGE-RATE]

[CASH]                               294
[SECURITIES]                         -
[RECEIVABLES]                      1,781
[ALLOWANCES]                         -
[INVENTORY]                          345
[OTHER]                               27
[CURRENT-ASSETS]                   2,447
[PP&E]                               132
[DEPRECIATION]                       -
[TOTAL-ASSETS]                     2,863
[CURRENT-LIABILITIES]              2,446
[BONDS]                              -
[COMMON]                           2,766
[PREFERRED-MANDATORY]                -
[PREFERRED]                          -
[OTHER-SE]                           -
[TOTAL-LIABILITY-AND-EQUITY]       2,863
[SALES]                            4,173
[TOTAL-REVENUES]                   4,173
[CGS]                              3,629
[TOTAL-COSTS]                      4,053
[OTHER-EXPENSES]                     -
[LOSS-PROVISION]                     -
[INTEREST-EXPENSE]                   101
[INCOME-PRETAX]                       19
[INCOME-TAX]                         -
[INCOME-CONTINUING]                   19
[DISCONTINUED]                       -
[EXTRAORDINARY]                      -
[CHANGES]                            -
[NET-INCOME]                          19
[EPS-PRIMARY]                       0.00