Form 10-Q
period 1997-10-31
JAYARK CORP
filed 1998-03-16
CIK 53260

                             UNITED STATES
                  Securities and Exchange Commission
                         Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 1997
                                  or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


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

YES [ ] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding at October 31, 1997
     Common Stock $0.30 Par Value                 9,221,197

                                       Part I
                                       Item I.
                         Jayark Corporation And Subsidiaries
                              Consolidated Balance Sheets


                                                       Unaudited       Audited
                                                       10/31/97        04/30/97
Assets
Current Assets
  Cash and Cash Equivalents                            $330,776         $67,140
  Accounts Receivable-Trade, Less Allowance For       1,033,583       1,838,585
   Doubtful Accounts of $36,745 in October 1997
   and $42,000 in April 1997
  Other Accounts Receivable                               5,277           2,277
  Inventories                                           321,038         412,846
  Other Current Assets                                  103,928          20,572
Total Current Assets                                  1,794,602       2,341,420

Non Current Assets
  Property & Equipment, Less Accumulated                116,375         122,550
   Depreciation and Amortization
  Excess of Cost Over Net Assets of Businesses          279,422         290,102
   Acquired, Less Accum Amortization of $453,015
   in October 1997 and $442,335 in April 1997
Total Non Current Assets                                395,797         412,652

Total Assets                                         $2,190,399      $2,754,072


Liabilities
Current Liabilities
  Notes Payable & Lines of Credit                      $309,700        $500,000
  Current Maturities of Long Term Debt                        -           7,394
  Accounts Payable                                      420,230         905,407
  Accrued Salaries and Deferred Compensation            165,349         106,531
  Accrual Related to Loss on Discontinued               305,000         305,000
   Operations - Rosalco
  Accrual Related to LCL Investment                     123,068         164,579
  Other Current Liabilities                             452,359         359,512
Total Current Liabilities                             1,775,706       2,348,423

Non Current Liabilities
  Long Term Debt, Excluding Current Maturities                -           7,207
  Notes Payable to Related Parties                    2,000,000       2,000,000
  Subordinated Debentures                             1,400,000       1,400,000
Total Non Current Assets                              3,400,000       3,407,207

Total Liabilities                                     5,175,706       5,755,630


Stockholders' Equity
  Common Stock of $.30 Par Value.  Authorized         2,766,359       2,766,359
   10,000,000 Shares; Issued 9,221,197 Shares in
   October 1997 and 9,221,197 Shares in April 1997
  Additional Paid-In Capital                          8,066,122       8,066,122
  Deficit                                           (13,817,788)    (13,834,039)
Total Stockholders' Equity                           (2,985,307)     (3,001,558)

Total Liabilities & Stockholders' Equity             $2,190,399      $2,754,072

See accompanying notes to consolidated financial statements


                               Jayark Corporation And Subsidiaries
                              Consolidated Statements of Operations
                                           (Unaudited)

                                     Three Months Ended     Six Months Ended
                                   10/31/97    10/31/96    10/31/97   10/31/96

Net Revenues                     $3,148,761  $3,344,626  $7,321,605  $6,415,687

Costs & Expenses:
 Cost of Revenues                 2,611,785   2,781,376   6,240,400   5,372,163
 Selling, General and Admin         435,002     561,918     859,279   1,011,668
 Interest                           104,436      41,344     205,675      78,231
 Other Income                             -     (19,116)          -     (30,181)
Total Costs & Expenses            3,151,222   3,365,522   7,305,354   6,431,881

Income (Loss) from Cont. Oper.      ($2,461)   ($20,896)    $16,251    ($16,194)

Income (Loss) from Disc. Oper.            -      76,415           -    (206,337)

Net Income (Loss)                    (2,461)     55,518      16,251    (222,532)

Primary Earnings (Loss) per
 Common Share:
Continuing Operations                ($0.00)     ($0.00)      $0.00      ($0.00)
Discontinued Operations               $0.00       $0.01       $0.00      ($0.02)
Net Income (Loss)                    ($0.00)      $0.01       $0.00      ($0.02)

Weighted Average Common Shares    9,221,197   8,802,563   9,221,197   8,390,681

               See accompanying notes to consolidated financial  statements


                                    Jayark Corporation And Subsidiaries
                                   Consolidated Statements of Cash Flows
                                        For the Six Months Ended
                                               (Unaudited)



                                                   10/31/97        10/31/96

Cash Flows From Operating Activities
  Net Income (Loss)                                  $16,251      ($222,532)
Adjustments to Reconcile Earnings (Loss)
 to Cash From Operating Activities:
  Depreciation and Amortization of Property and       29,510         34,045
   Equipment
  Amortization of Excess of Cost Over Net             10,680         10,680
   Assets of Businesses Acquired
  Net Assets of Discontinued Operations                    -        886,672
 (Gain) Loss on Disposition of Assets                      -        (11,065)
Change In Assets and Liabilities Net of Effects
 From Acquisitions of Subs:
 (Increase) Decrease in Accounts Receivable Net      802,002        415,904
 (Increase) Decrease in Inventories                   91,808        101,883
 (Increase) Decrease in Other Current Assets         (83,355)       (21,667)
  Increase (Decrease) in Accounts Payable           (485,177)        53,857
  Increase (Decrease) in Accrued Salaries and         58,818        (82,064)
   Deferred Compensation
  Increase (Decrease) in Other Liabilities            51,335        (73,716)
    Net Cash Provided By (Used In)Operating Act.     491,871      1,091,997

Cash Flows From Investing Activies:
  Capital Expenditures for Property and              (23,335)       (56,520)
   Equipment
    Net Cash Provided By (Used In)Investing  Act.    (23,335)       (56,520)

Cash Flows From Financing Activies:
  Payment of Notes Payable                          (190,300)      (252,000)
  Payment of Long Term Debt                          (14,601)       (24,671)
  Purchase (Repayment) of Subordinated Debentures          -       (940,000)
  Proceeds From Issuance of Common Stock                   -        472,112
   Net Cash Provided By (Used In)Financing Act.     (204,901)      (744,559)

   Net Increase (Decrease) in Cash and Cash Equiv.   263,636        290,918
Cash & Cash Equivalents at Begining of Year           67,140        350,928
Cash & Cash Equivalents at End of Year              $330,776       $641,846

Supplemental Disclosures of Cash Flow Information:
    Cash Paid For:
     Interest                                        $75,842       $107,590
  Non-Cash Transactions:
     Common Stock Issued in Connection With LCL            -        472,112
      Investment

        See accompanying notes to consolidated financial statements


              Notes to Consolidated Financial Statements
                              (Unaudited)

1. Jayark Corporation ("Jayark" or "the Company") conducts its operations through AVES Audiovisual Systems, Inc. ("AVES"), a wholly owned subsidiary. The consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of October 31, 1997, and the related consolidated statements of operations and cash flows for the periods ended October 31, 1997 and 1996 are unaudited. The consolidated balance sheet as of April 30, 1997 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1997, included in the Company's report on Form 10-K.

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

                                Item 2.
      Management's Discussion & Analysis of Results of Operations

  Three Months Ended October 31, 1997 as compared to October 31, 1996

                             NET REVENUES

      Consolidated Revenues of $3,149,000 for the period ended October 31, 1997 decreased $196,000, or 5.9%, as compared to the same period in 1996. The decrease is the result of a $199,000 decrease in direct sales, and an increase of $3,000 in contract and rental sales.

                           COST OF REVENUES

      Consolidated Cost of Revenues of $2,612,000 decreased $170,000, or 6.1% in 1997, as compared to the same period last year. The decrease reflects a $182,000 decrease in direct sale cost, which was offset by a $3,000 increase in contract and rental sale cost, and a $9,000 decrease in purchase discounts.

                             GROSS MARGIN

     Consolidated Gross Margin of $537,000 was 17.1% of revenues, as compared to $563,000 16.8% for the same period last year. AVES gross margin percentage increased as a result of a .3% increase in direct sale margin, which was offset by a 6.8% decrease in contract and rental sale margin and a .2% decrease in purchase discounts taken.

       The direct sale margin for the period ended October 31, 1997 increased to 13.3% from 13.0% in 1996. The contract and rental sale gross margin for the period ended October 31, 1997 decreased to 49.5% from 56.3% in 1996 due to competitive pressures in the market and a change in product mix.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $435,000 decreased $127,000 or 22.6% as compared to the same period last year. Corporate decreased legal and professional fees by $96,000, insurance premiums by $17,000, and meals & entertainment by $5,000 as a result of the Company's overall cost reduction and the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. AVES decreased freight out by $2,000 and insurance premiums by $7,000.

                           INTEREST EXPENSE

      Consolidated Interest Expense of $104,000 increased $63,000, or 152.61%. Corporate interest increased $42,000 as a result of the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. This interest was previously charged to Rosalco, Inc. through an intercompany account. Additionally, $21,000 of the increase is based on an increase in the borrowing.


                             OTHER INCOME

     Consolidated Other Income of $0 decreased $19,000, or 100.0% from the same period last year. The decrease is a result of a $19,000 tax refund in 1996.

               INCOME (LOSS) FROM CONTINUING OPERATIONS

      Consolidated Loss from Continuing Operations of ($2,000) was incurred as compared to a loss of ($21,000) for the same period last year. This $19,000 improvement is primarily the result of a $127,000 decrease in Selling, General, and Administrative expenses as a result of the Company's overall cost reduction and the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark., which was offset by a decrease of $26,000 in gross margin, a $63,000 increase in interest expense, and a $19,000 decrease in other income.

              (LOSS) INCOME FROM DISCONTINUED OPERATIONS

      Consolidated Income from Discontinued Operations reflects income earned by the discontinued operation of Rosalco, Inc., a wholly owned subsidiary of Jayark. The $76,000 decrease in 1997 is a result of the operations of Rosalco as a discontinued operation.

                           NET INCOME (LOSS)

      Consolidated Net Loss of ($2,000) as compared to a net income of $55,000 during the same period last year. The $57,000 decrease is a result of a $76,000 reduction in income from the discontinued operations of Rosalco offset by a $19,000 reduction in the loss from continuing operations.

   Six Months Ended October 31, 1997 as compared to October 31, 1996

                             NET REVENUES

      Consolidated Revenues of $7,322,000 for the period ended October 31, 1997 increased $906,000, or 14.1%, as compared to the same period in 1996. The increase is the result of a $912,000 increase in direct sales, which was offset by a $6,000 decrease of contract and rental sales.

                           COST OF REVENUES

     Consolidated Cost of Revenues of $6,240,000 increased $868,000 or 16.2% in 1997, as compared to the same period last year. The increase reflects a $842,000 increase in direct sale costs and a $31,000 increase in contract and rental sale costs, which was offset by a $5,000 increase in purchase discounts.

                             GROSS MARGIN

     Consolidated Gross Margin of $1,081,000 was 14.8% of revenues, as compared to $1,044,000 or 16.3% for the same period last year. AVES gross margin percentage decreased as a result of a .7% decrease in direct sale margin, and a 13.2% decrease in contract and rental sale margin.

     The direct sale gross margin for the period ended October 31, 1997 decreased to 11.9% from 12.6% in 1996 due to competitive pressures in the market. The contract and rental sale gross margin for the period ended October 31, 1997 decreased to 43.7% from 56.9% in 1996 due to competitive pressures in the market and a change in product mix.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $859,000 decreased $152,000, or 15.1%, as compared to the same period last year. Corporate decreased professional fees by $146,000, travel expense by $10,000 as a result of the Company's overall cost reduction and the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. AVES increased office supplies by $4,000 as compared to the same period in 1996.

                           INTEREST EXPENSE

      Consolidated Interest Expense of $206,000 increased $127,000, or 162.9%. Corporate interest increased $84,000 as a result of the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. This interest was previously charged to Rosalco, Inc. through an intercompany account. Additionally, $43,000 of the increase is based on an increase in borrowing.

                             OTHER INCOME

      Consolidated Other Income of $0 decreased $30,000 from the same period last year. The decrease is a result of a $11,000 gain in 1996 on the sale of a vehicle and a $19,000 tax refund in 1996.

                   INCOME FROM CONTINUING OPERATIONS

      Consolidated Income from Continuing Operations $16,000 increased $32,000, or 200.3%. This $32,000 improvement is comprised of a $152,000 decrease in Selling, General, and Administrative expenses, and a $37,000 increase in gross margin which was offset by a $127,000 increase in interest expense and a $30,000 decrease in other income.


                  (LOSS) FROM DISCONTINUED OPERATIONS

      Consolidated (Loss) from Discontinued Operations reflects losses incurred by the discontinued operation of Rosalco, Inc., a wholly owned subsidiary of Jayark. The ($206,000) decrease in 1997 is a result of the operations of Rosalco, Inc. as a discontinued operation.

                           NET INCOME (LOSS)

      Consolidated Net Income of $16,251 as compared to a net loss of ($222,532) during the same period last year occurred primarily as a result of the write off of the assets of Rosalco, Inc.

                    LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, consolidated open lines of credit available to the Company for borrowing, were $950,000 as compared to $750,000 at April 30, 1997. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital amounted to $18,896 at October 31, 1997, compared to a deficit of $7,003 at April 30, 1997. The increase is principally due to the operating income generated in the current year.

Net cash provided by operating activities was $492,000 in 1997, compared $1,091,000 net cash provided in 1996. The change was due the increase in net income, accrued salaries and other liabilities. However, this was offset by decreases in the net assets of discontinued operations, accounts receivable, and accounts payable.

Net cash used in investing activities was $23,000 in 1997, compared to $57,000 in 1996.

Net cash used in financing activities was $205,000 in 1997, compared to $745,000 net cash used in 1996. The change was principally due to the repayment of subordinated debentures in 1996.

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

     /s/  David L. Koffman                    March 13, 1998

     David L. Koffman, President
     Chief Executive Officer

     /s/ Robert C. Nolt                       March 13, 1998

     Robert C. Nolt
     Chief Financial Officer

Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]                Jayark Corporation
<MULIPLIER>                       1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/98
[PERIOD-START]                  08/01/97
[PERIOD-END]                    10/31/97
[PERIOD-TYPE]                      6-mos
[EXCHANGE-RATE]

[CASH]                               331
[SECURITIES]                         -
[RECEIVABLES]                      1,039
[ALLOWANCES]                         -
[INVENTORY]                          321
[OTHER]                              104
[CURRENT-ASSETS]                   1,795
[PP&E]                               116
[DEPRECIATION]                       -
[TOTAL-ASSETS]                     2,190
[CURRENT-LIABILITIES]              1,776
[BONDS]                              -
[COMMON]                           2,766
[PREFERRED-MANDATORY]                -
[PREFERRED]                          -
[OTHER-SE]                           -
[TOTAL-LIABILITY-AND-EQUITY]       2,190
[SALES]                            7,322
[TOTAL-REVENUES]                   7,322
[CGS]                              6,240
[TOTAL-COSTS]                      7,100
[OTHER-EXPENSES]                     -
[LOSS-PROVISION]                     -
[INTEREST-EXPENSE]                   206
[INCOME-PRETAX]                       16
[INCOME-TAX]                         -
[INCOME-CONTINUING]                   16
[DISCONTINUED]                       -
[EXTRAORDINARY]                      -
[CHANGES]                            -
[NET-INCOME]                          16
[EPS-PRIMARY]                       0.00