Form 10-Q
period 1998-01-31
JAYARK CORP
filed 1998-03-17
CIK 53260

                        UNITED STATES
             Securities and Exchange Commission
                    Washington, DC 20549

                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 1998
                             or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to


                               0-3255
                     (Commission File Number)

                         JAYARK CORPORATION
   (Exact name of registrant as specified in its charter)

          DELAWARE                                  13-1864519
(State or other jurisdiction of inc.)  (I.R.S. Employer Identification No.)

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

YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding at January  31, 1998
     Common Stock $0.30 Par Value                 9,221,197

                                       Part I
                                       Item I.
                           Jayark Corporation And Subsidiaries
                               Consolidated Balance Sheets


                                                       Unaudited       Audited
                                                        1/31/98       04/30/97
Assets
  Cash and Cash Equivalents                            $236,232        $67,140
  Accounts Receivable-Trade, Less Allowance For         913,698      1,838,585
   Doubtful Accounts of $37,231 in January 1998
   and $42,000 in April 1997
  Other Accounts Receivable                               5,277          2,277
  Inventories                                           379,888        412,846
  Other Current Assets                                   37,922         20,572
Total Current Assets                                  1,573,017      2,341,420

Non Current Assets
  Property & Equipment, Less Accumulated                 83,039        122,550
   Depreciation and Amortization
  Excess of Cost Over Net Assets of Businesses          274,082        290,102
   Acquired, Less Accum Amortization of
   $458,355 in January 1998 and $442,335
   in April 1997
Total Non Current Assets                                357,121        412,652

Total Assets                                         $1,930,138     $2,754,072


Liabilities
Current Liabilities
  Notes Payable & Lines of Credit                      $107,821       $500,000
  Current Maturities of Long Term Debt                        -          7,394
  Accounts Payable                                      590,476        905,407
  Accrued Salaries and Deferred Compensation            199,370        106,531
  Accrual Related to Loss on Discontinued               111,606        305,000
   Operations - Rosalco
  Accrual Related to LCL Investment                     113,068        164,579
  Other Current Liabilities                             463,663        359,512
Total Current Liabilities                             1,586,004      2,348,423

Non Current Liabilities
  Long Term Debt, Excluding Current Maturities                -          7,207
  Notes Payable to Related Parties                    2,000,000      2,000,000
  Subordinated Debentures                             1,400,000      1,400,000
Total Non Current Liabilities                         3,400,000      3,407,207

Total Liabilities                                     4,986,004      5,755,630

Stockholders' Equity
  Common Stock of $.30 Par Value.  Authorized         2,766,359      2,766,359
   10,000,000 Shares; Issued 9,221,197 Shares
   in January 1997 and 9,221,197 Shares
   in April 1997
  Additional Paid-In Capital                          8,066,122      8,066,122
  Deficit                                           (13,888,347)   (13,834,039)
Total Stockholders'Equity                            (3,055,866)    (3,001,558)

Total Liabilities & Stockholders' Equity             $1,930,138     $2,754,072

          See accompanying notes to consolidated financial statements


                                       Jayark Corporation And Subsidiaries
                                      Consolidated Statements of Operations
                                                    (Unaudited)

                                     Three Months Ended     Six Months Ended
                                    1/31/98    1/31/97      1/31/98   1/31/97

Net Revenues                      $2,636,318  $2,743,157  $9,957,922 $9,158,844

Costs & Expenses:
  Cost of Revenues                 2,183,880   2,283,254   8,424,280  7,655,418
  Selling, General and Admin         418,099     480,145   1,277,378  1,491,813
  Interest                           104,897      46,835     310,572    125,065
  Other Income                             -           -           -   ($30,181)
Total Costs & Expenses             2,706,876   2,810,234  10,012,230  9,242,115

Income (Loss) from Cont. Oper       ($70,559)    (67,077)    (54,308)   (83,271)

Income (Loss) from Disc. Oper              -  (1,286,621)          - (1,492,958)

Net Income (Loss)                    (70,559) (1,353,698)    (54,308)(1,576,229)

Primary Earnings (Loss) per
 Common Share:
  Continuing Operations               ($0.01)     ($0.01)     ($0.01)    ($0.01)
  Discontinued Operations              $0.00      ($0.15)      $0.00     ($0.18)
  Net Income (Loss)                   ($0.01)     ($0.16)     ($0.01)    ($0.19)

Weighted Average Common Shares     9,221,197   8,802,563   9,221,197  8,390,681

          See accompanying notes to consolidated financial statements


                                     Jayark Corporation And Subsidiaries
                                    Consolidated Statements of Cash Flows
                                          For the Nine Months Eded
                                               (Unaudited)



                                                    1/31/98         1/31/97

Cash Flows From Operating Activities:
  Net Income (Loss)                                ($54,308)    ($1,576,229)
Adjustments to Reconcile Earnings (Loss) to
 Cash From Operating Activities:
 Depreciation and Amortization of Property           39,571          48,144
  and Equipment
 Amortization of Excess of Cost Over Net             16,020          16,020
  Assets of Businesses Acquired
 Net Assets of Discontinued Operations                    -       1,173,854
(Gain) Loss on Disposition of Assets                 31,197         (11,065)
 Deferred Income Tax Expense (Benefit)                    -         243,186
Change in Assets and Liabilities Net of Effects
 From Acquisitions of Sus:
   (Increase) Decrease in Accounts Receivable Net   921,887         274,473
   (Increase) Decrease in Inventories                32,959         128,015
   (Increase) Decrease in Other Current Assets      (17,349)         37,945
    Increase (Decrease) in Accounts Payable        (314,931)         21,451
    Increase (Decrease) in Federal & State                -         695,501
     Income Taxes Payable
    Increase (Decrease) in Accrued Salaries and      92,839         (83,483)
     Deferred Compensation
    Increase (Decrease) in Other Liabilities       (140,756)        (58,458)
Net Cash Provided By (Used In)Operating Act.        607,129         909,354

Cash Flows From Investing Activities:
  Capital Expenditures for Property and             (31,257)        (74,467)
   Equipment
Net Cash Provided By (Used In)Investing Act.        (31,257)        (74,467)

Cash Flows From Financing Activities:
  Payment of Notes Payable                         (392,179)       (338,000)
  Payment of Long Term Debt                         (14,601)        (26,383)
  Purchase (Repayment) of Subordinated Debentures         -        (940,000)
  Proceeds From Issuance of Common Stock                  -         472,112
Net Cash Provided By (Used In) Financing Act.      (406,780)       (832,271)

Net Increase (Decrease) in Cash and Cash
  Equivalents                                       169,092           2,615
Cash & Cash Equivalents at Beginning of Year         67,140         350,928
Cash & Cash Equivalents at End of Year             $236,232        $353,543

Supplemental Disclosures of Cash Information:
  Cash Paid For:
     Interest                                      $111,239        $157,218
  Non-Cash Transactions:
     Common Stock Issued in Connection With               -         472,112
      LCL Investment

            See accompanying notes to consolidated financial statements


         Notes to Consolidated Financial Statements
                         (Unaudited)

1. Jayark Corporation ("Jayark" or "the Company") conducts its operations through AVES Audiovisual Systems, Inc. ("AVES"), a wholly owned subsidiary. The consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of January 31, 1998, and the related consolidated statements of operations and cash flows for the periods ended January 31, 1998 and 1997 are unaudited. The consolidated balance sheet as of April 30, 1997 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1997, included in the Company's report on Form 10-K.

2.The   interim  financial  statements  reflect  all  adjustments
  (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.

3.    Certain  reclassifications  have  been  made  in  the  1997
  financial   statements  to  conform  them  to  and  make   them
  consistent with the presentation used in the 1998 financial statements.

                           Item 2.
 Management's Discussion & Analysis of Results of Operations

 Three Months Ended January 31, 1998 as compared to January 31, 1997

                        NET REVENUES

      Consolidated Revenues of $2,636,000 for the period ended January 31, 1998 decreased $107,000, or 3.9%, as compared to the same period in 1997. The decrease is the result of a $88,000 decrease in direct sales, and a $19,000 decrease in contract and rental sales.

                      COST OF REVENUES

      Consolidated Cost of Revenues of $2,184,000 decreased $99,000, or 4.4% in 1997, as compared to the same period last year. The decrease reflects a $76,000 decrease in direct sale cost, a $20,000 decrease in contract and rental sale cost, and a $3,000 increase in purchase discounts.

                        GROSS MARGIN

     Consolidated Gross Margin of $452,000 was 17.2% of revenues, as compared to $460,000 16.8% for the same period last year. AVES gross margin percentage increased as a result of a 4.8% increase in contract and rental sale margin, and a .3% increase in purchase discounts taken, which was offset by a .1% decrease in direct sale margin.

       The direct sale margin for the period ended January 31, 1998 decreased to 11.6% from 11.7% in 1997. The contract and rental sale gross margin for the period ended January 31, 1998 increased to 63.7% from 58.9% in 1997 due to a change in product mix.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $418,000 decreased $62,000 or 12.9% as compared to the same period last year. Corporate decreased travel and entertainment by $9,000, insurance by $21,000, and payroll and other miscellaneous expenses by $4,000 as a result of the Company's overall cost reductions and the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. AVES decreased depreciation by $3,000, exhibit expense and freight out by $9,000, payroll by $11,000, building repairs and other miscellaneous expenses by $5,000.

                      INTEREST EXPENSE

      Consolidated Interest Expense of $105,000 increased $58,000, or 123.9%. Corporate interest increased $42,000 as a result of the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. This interest was previously charged to Rosalco, Inc. through an intercompany account. Additionally, $16,000 of the increase is based on an increase in the borrowing.


               LOSS FROM CONTINUING OPERATIONS

       Consolidated Loss from Continuing Operations of ($71,000) increased $4,000 from the same period last year. This is primarily the result of a $62,000 decrease in Selling, General, and Administrative expenses as a result of the Company's overall cost reduction and the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark., which was offset by a decrease of $8,000 in gross margin, and a $58,000 increase in interest expense.

             (LOSS) FROM DISCONTINUED OPERATIONS

      Consolidated Loss from Discontinued Operations  of  $0
decreased  $1,287,000 from the same period last year.   This
reflects the loss incurred by the discontinued operation of Rosalco, Inc., a wholly owned subsidiary of Jayark.

                      NET INCOME (LOSS)

       Consolidated Net Loss of ($71,000) decreased as compared to a net loss of ($1,354,000) during the same period last year. The $1,283,000 decrease is a result of a $1,287,000 reduction in losses from the discontinued operations of Rosalco offset by a $4,000 increase in the loss from continuing operations.

  Nine Months Ended January 31, 1998 as compared to January 31, 1997

                        NET REVENUES

      Consolidated Revenues of $9,958,000 for the period ended January 31, 1998 increased $799,000, or 8.7%, as compared to the same period in 1996. The increase is the result of a $824,000 increase in direct sales, which was offset by a $25,000 decrease in contract and rental sales.

                      COST OF REVENUES

      Consolidated Cost of Revenues of $8,424,000 increased $769,000 or 10.0% in 1997, as compared to the same period last year. The increase reflects a $766,000 increase in direct sale costs and a $12,000 increase in contract and rental sale costs, which was offset by a $9,000 increase in purchase discounts.

                        GROSS MARGIN

     Consolidated Gross Margin of $1,534,000 was 15.4% of revenues, as compared to $1,503,000 or 16.4% for the same period last year. AVES gross margin percentage decreased as a result of a .5% decrease in direct sale margin, and a 8.5% decrease in contract and rental sale margin.

     The direct sale gross margin for the period ended January 31, 1998 decreased to 11.8% from 12.3% in 1997 due to competitive pressures in the market. The contract and rental sale gross margin for the period ended January 31, 1998 decreased to 49.0% from 57.5% in 1996 due to competitive pressures in the market and a change in product mix.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated Expenses of $1,277,000 decreased $214,000, or 14.4%, as compared to the same period last year. Corporate decreased travel and entertainment by $25,000, professional fees by $124,000, and insurance by $48,000 as a result of the Company's overall cost reductions and the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. AVES decreased building repairs and maintenance by $4,000, depreciation expense by $6,000 and other miscellaneous expenses by $7,000.

                      INTEREST EXPENSE

      Consolidated Interest Expense of $311,000 increased $186,000, or 148.3%. Corporate interest increased $126,000 as a result of the discontinued operations of Rosalco, Inc., a wholly owned subsidiary of Jayark. This interest was previously charged to Rosalco, Inc. through an intercompany account. Additionally, $60,000 of the increase is based on an increase in borrowing.

                        OTHER INCOME

      Consolidated Other Income of $0 decreased $30,000 from the same period last year. The decrease is a result of a $11,000 gain in 1996 on the sale of a vehicle and a $19,000 tax refund in 1996.

               LOSS FROM CONTINUING OPERATIONS

       Consolidated Loss from Continuing Operations of $54,000 decreased $29,000, or 34.8%. This $29,000 improvement is comprised of a $214,000 decrease in Selling, General, and Administrative expenses, and a $31,000 increase in gross margin which was offset by a $186,000 increase in interest expense and a $30,000 decrease in other income.


             (LOSS) FROM DISCONTINUED OPERATIONS

       Consolidated (Loss) from Discontinued Operations reflects losses incurred by the discontinued operation of
Rosalco, Inc., a wholly owned subsidiary of Jayark. The ($1,493,000) decrease in 1998 is a result of the operations of Rosalco, Inc. as a discontinued operation.

                      NET INCOME (LOSS)

      Consolidated Net (Loss) of ($54,000) as compared to a net loss of ($1,576,000) during the same period last year occurred primarily as a result of the write off of the assets of Rosalco, Inc.

               LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, consolidated open lines of credit available to the Company for borrowing, were $1,150,000 as compared to $750,000 at April 30, 1997. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working  capital amounted to a deficit of $12,987 at January
31, 1998, compared to a deficit of $7,003 at April 30, 1997.
The decrease is principally due to the operating loss generated in the current year.

Net cash provided by operating activities was $607,000 in 1998, compared $909,000 net cash provided in 1997. The change was due the increase in accounts receivable, and accrued salaries. However, this was offset by decreases in the net assets of discontinued operations, deferred income tax expense, inventories, accounts payable and other liabilities.

Net cash used in investing activities was $31,000 in 1998, compared to $74,000 in 1997.

Net cash used in financing activities was $407,000 in 1998, compared to $832,000 net cash used in 1997. The change was principally due to the repayment of subordinated debentures in 1997.

                 PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None


     (b)  Report on Form 8-K - None

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/  David L. Koffman              March 17, 1998
     David L. Koffman, President
     Chief Executive Officer

     /s/ Robert C. Nolt                 March 17, 1998
     Robert C. Nolt
     Chief Financial Officer

Financial Data Schedule
[ARTICLE]                              5
[LEGEND]
[RESTATED]
[CIK]                         0000053260
[NAME]                Jayark Corporation
<MULIPLIER>                       1000.0
[CURRENCY]                           USD
[FISCAL-YEAR-END]               04/30/98
[PERIOD-START]                  11/01/97
[PERIOD-END]                    01/31/98
[PERIOD-TYPE]                      9-mos
[EXCHANGE-RATE]

[CASH]                               236
[SECURITIES]                         -
[RECEIVABLES]                        919
[ALLOWANCES]                         -
[INVENTORY]                          380
[OTHER]                               38
[CURRENT-ASSETS]                   1,573
[PP&E]                                83
[DEPRECIATION]                        -
[TOTAL-ASSETS]                     2,930
[CURRENT-LIABILITIES]              1,586
[BONDS]                              -
[COMMON]                           2,766
[PREFERRED-MANDATORY]                -
[PREFERRED]                          -
[OTHER-SE]                           -
[TOTAL-LIABILITY-AND-EQUITY]       1,930
[SALES]                            9,958
[TOTAL-REVENUES]                   9,958
[CGS]                              8,424
[TOTAL-COSTS]                      9,702
[OTHER-EXPENSES]                     -
[LOSS-PROVISION]                     -
[INTEREST-EXPENSE]                   311
[INCOME-PRETAX]                      (54)
[INCOME-TAX]                         -
[INCOME-CONTINUING]                  (54)
[DISCONTINUED]                       -
[EXTRAORDINARY]                      -
[CHANGES]                            -
[NET-INCOME]                         (54)
[EPS-PRIMARY]                      (0.01)