Form 10-K
period 1998-04-30
JAYARK CORP
filed 1998-08-10
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 1998

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ___________  to _____________

Commission File Number  0-3255

       JAYARK CORPORATION
(Exact name of registrant as specified in its charter)

 DELAWARE                                                13-1864519
(State or jurisdiction of incorporation or organization)(IRS Employer ID No.)

PO Box 741528, Houston, Texas                     77274
(Address of principal executive office)           (Zip Code)

Telephone number, including area code:            (713) 783-9184

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $314,483 as of June 30, 1998.

The number of shares outstanding of Registrant's Common Stock is 9,221,199 as of June 30, 1998.

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

     Recent Events

     Discontinued Operations

As a result of continued losses due to a soft retail market, low margins, competitive pressures, and price reductions, the Company had been looking for methods to sell or otherwise dispose of the operations of Rosalco Inc., ("Rosalco") a wholly owned subsidiary of Jayark. Rosalco had been in the business of the distribution of more than 300 different products, including occasional furniture, brass beds, custom jewelry cases and accessories, most of which were imported from outside the continental United States. Rosalco also developed special designs for several customers. Rosalco was headquartered in Jeffersonville, Indiana. All efforts to sell Rosalco were unsuccessful, and it was officially closed on October 22, 1997. The assets of Rosalco were secured as part of its borrowing agreement. Shortly after the closing, a receiver was assigned to liquidate the secured assets of Rosalco to satisfy the loan principal. The financial statements have been restated to reflect Rosalco's operations for all periods as discontinued operations. In fiscal 1997, Jayark incurred a $5,795,000 loss on Discontinued Operations, which included $3,294,000 loss from operations for the year ended April 30, 1997, the establishment of accruals in the amount of $300,000 for expenses and guarantees related to the closing, the write off of an intercompany receivable and other assets of $476,000, and the write off of the remaining net assets of Rosalco of $1,725,000.

     Subsequent Events

In  July 1998, the Company amended its Certificate of Incorporation increasing
its   authorized  Common  Stock  from  10,000,000  to  30,000,000  shares  and decreasing the par value of its Common Stock from $.30 to $.01 per share.

In August 1998, the Company intends to offer to each stockholder, the right to purchase, pro rata, two shares of Common Stock at a price of $.10 per share. The Company expects to file a Registration Statement on Form S-1 with the Securities and Exchange Commission as soon as practicable in order to register such rights to purchase Common Stock, under the Securities Act of 1933, as amended. Upon the Registration Statement becoming effective, stockholders will receive notification of the Rights Offering and instructions on how to exercise the rights. The net proceeds of $1,790,000 to the Company from the sale of the Common Stock will be used to retire $1,790,000 of notes payable and subordinated notes, including accrued interest with related parties.

In June 1998 Jayark Corporation, through a newly formed, wholly owned subsidiary, MED Services Corp. ("Med"), entered into a Purchase and Sale Agreement with Vivax Medical Corporation ("Vivax"), a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. Under the terms of the agreement, Med purchased certain medical equipment from Vivax for cash of $579,700 and a $144,925 unsecured promissory note due in five years. Med then entered into a Consignment Agreement with Vivax whereby this medical equipment was consigned to Vivax to rent through its distribution network. In consideration of Vivax renting and maintaining the Med equipment, Vivax is entitled to a range of forty-eight to sixty-seven percent of the rental proceeds, based upon the equipment rented. Vivax has an option to purchase the medical equipment from Med after the twenty-fourth, thirty-six and forty-eight month of the consignment period. Med, under the Purchase and Sale Agreement has an option, through October 31, 1999 to purchase an additional $2,475,000 of medical equipment from Vivax. Upon the expiration of the consignment period, which is five years from the purchase of the equipment, Med has the option to sell the equipment back to Vivax.

Med negotiated a $1,000,000 revolving line of credit with Atlantic Bank of New York and invested approximately $130,000 of the Company's presently available working capital to purchase the medical equipment. The $1,000,000 line of credit is due one year from signing and bears interest at prime plus 2%. The line of credit is secured by the inventories and accounts receivable of Med. There are no financial covenants associated with the line of credit. As of July 31, 1998 Med has $450,000 outstanding on the line.

If the medical equipment is successfully rented, the rental income and cash flow could have a material affect on the operating results of Jayark Corporation. There can be no assurances that the Company will be successful in renting the medical equipment.

Description of AVES' Business

     Products

AVES distributes and rents a broad range of audio video and communications equipment and supplies. Among the items distributed are movie, filmstrip and slide projectors; projection screens and lamps; video cameras and systems; laser videodisk, video projection, TV monitors and receivers; video systems; public address systems, microphones and headsets; tape recorders, record players, cassette recorders, and related accessories and supplies. Some of the items sold (such as blank audio cassettes, headsets and cassette recorders, duplicating equipment and supplies, laminating film and equipment for document protection) are either assembled by AVES itself or purchased from private label and other sole source suppliers and distributed under the "AVES" and "LAMCO" names. AVES also distributes the products of brand name manufacturers such as RCAT, GET, Mitsubishi, Elmo, Panasonic, Ikegami, Videotek, Hitachi, Pioneer, Leitch, Quasar, Telex Corporation, Kodak, Dukane, Sharp, Sony, 3M Brand, Luxor and miscellaneous other brand names. Brand name and "house" brand products account for approximately 97% and 3% of AVES sales, respectively. The Company also offers repair services, audio visual consulting & design, engineering, installation and servicing of audiovisual systems to businesses, hospitals and hotels.

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

     Customers

In fiscal 1998, 72% of AVES revenues were to schools and other educational institutions. The remaining 28% came from sales to business and industry (25%) and rental of AVES equipment, primarily to hotels, (3%). Approximately 70% of the AVES revenues in fiscal 1997 were from sales to schools and other educational institutions. The remaining 30% came from the rental of AVES systems primarily to hotels (approximately 3%) and sales to business and industry (approximately 27%). In fiscal 1996, 70.2% of AVES revenues were from sales to schools and other educational institutions. The remaining 29.8% came from the rental of AVES systems primarily to hotels (approximately 3.8%), and sales to business and industry (approximately 26%). In fiscal 1995, 69.5% of AVES revenues were from sales to schools and other educational institutions. The remaining 30.5% came from the rental of AVES systems primarily to hotels (approximately 6.3%), and sales to business and industry (approximately 24.2%).

     Backlog

The  amount of unfilled sales orders of AVES at April 30, 1998, was $904,000  as
compared  to  $758,320 at April 30, 1997, and $443,000 at April 30,  1996.   The
amount of unfilled sales orders is not a material measure of AVES' operations.

     Competition

The Company believes that AVES is one of the most diversified national audio visual purveyors in the United States, given the different types of services and products offered by the subsidiary. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines available through its distribution channels.

     Employees

At April 30, 1998, AVES had 20 employees.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 1998.

PART II

Item 5. Market For Registrant's Common Stock And Related Stockholder Matters

Effective July 10, 1997, the Company's Common Stock was delisted due to the Company's non-compliance with the NASDAQ's minimum capital and surplus requirement. Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau, and the Common Stock is traded in the over-the-counter market.

The following table presents the quarterly high and low trade prices of the Company's common stock for the periods indicated, in each fiscal year as reported by NASDAQ. As of April 30, 1998, there were approximately 826 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.

               1998 Common Stock Trade Price     1997 Common Stock Trade Price
              -----------------------------     -----------------------------
              High          Low                 High           Low
              ----          ----                ----           ----
First Qtr     .31           .19                 .56            .19
Second Qtr    .19           .19                 .41            .13
Third Qtr     .19           .19                 .50            .19
Fourth Qtr    .17           .09                 .50            .25

Item 6. Selected Financial Data

Year Ended April 30,    1998       1997        1996        1995        1994
                        ----       ----        ----        ----        ----
Results of Operations:
Net Revenues         $13,604,558  12,638,072  11,856,148  11,631,370  9,594,000
Earnings (Losses) from
Cont Oper                $75,992   ($264,372)  ($284,390)       $814  ($154,000)
Earnings (Losses) from
Disc Operations               $0 ($5,794,839)($6,900,857    $772,479 $1,206,000

Net Earnings (Losses)    $75,992 ($6,059,211)($7,185,247)   $773,293 $1,052,000

Primary Earnings
(loss) per Share from
Cont Oper               $.01     ($.03)       ($.04)       $.00       ($.02)
Primary Earnings
(loss) Per Share from
Disc Operations         $.00     ($.66)       ($.88)       $.11        $.18
Avg Shares Oustanding  9,221,199   8,802,528   7,833,990   6,867,083  6,682,344
At April 30,
Balance Sheet Information:
Total Assets          $2,634,964  $2,754,072  $8,327,357 $18,084,616 $10,419,000
Long Term Obligations $3,446,021  $3,407,207  $1,972,020  $1,542,628  $1,811,820
Working Capital         $157,067     ($7,003)  ($233,256) $2,066,560  $1,331,000
(Deficit)
Stockholders' Equity ($2,925,566)($3,001,558) $2,585,541  $8,614,426 $11,543,000
(Deficit)


Item 7. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

     General Comments

For the fiscal year ended April 30, 1998, the Company recognized consolidated net income after tax of $75,992. AVES recognized net income of $669,355 as a result of its operations. AVES incurred an increase in Revenues and experienced a slight increase in SG&A spending for fiscal 1998. Jayark Corporate recognized a net loss of $593,363. Jayark Corporate realized lower SG&A spending for fiscal 1998.

Comparison of Fiscal Year Ended April 30, 1998 With Fiscal Year Ended April 30, 1997

     Revenues

Consolidated Revenues of $13,604,000 increased $966,000, or 7.6%, from fiscal 1997. The increase is the result of a $1,130,000 increase in direct sales due to volume increases. However, these increases were primarily offset by decreases in rental sales ($206,000).

     Cost of Revenues

Consolidated Cost of Revenues of $11,446,000 increased $854,000, or  8.1%,  from
the  prior  fiscal year primarily due to increased revenues.   The  total  gross
margin decreased .3% from the prior fiscal year due to a change in product mix.

     Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $1,717,000 decreased $331,000 or 16.2% as compared to the prior reporting year. Jayark Corporate recognized cost reductions in legal and professional fees of $119,000 due to reduced legal representation in the current year and higher than normal audit and accounting fees incurred in Fiscal 1997, an $88,000 decrease in taxes due to a reduction in Franchise Tax expenses and refunds received from prior year returns, and, decreases in other miscellaneous expense accounts of $86,000 as a result of the Company's overall cost reduction plan. AVES decreased spending $38,000, primarily a result of an increase in miscellaneous income.

     Interest Expense

Consolidated Interest Expense of $366,000 increased $26,000 or 7.5%.   Corporate
interest increased due to an increase in borrowing.

     Other Income

Consolidated Other Income of $200 decreased $78,349 or 99.7%. This decrease is a result of 1997 gains on the disposal of fixed assets and other miscellaneous income.

     Pre Tax Income from Continuing Operations

Consolidated Pre Tax Income from Continuing Operations is $76,000 as compared to a prior year's net loss of $264,000. This is a result of higher revenues combined with lower Selling, General, and Administrative expenses.

Comparison of Fiscal Year Ended April 30, 1997 With Fiscal Year Ended April 30, 1996

     Revenues

Consolidated Revenues of $12,638,000 increased $782,000 or 6.6% from fiscal 1996. The increase was the result of a $1,105,000 increase in direct sales and a slight increase in rental sales from 1996. However, these increases were offset primarily by decreases in contract sales ($323,000). The increased sales were primarily a result of the increased emphasis on direct sales rather than contract sales.

     Cost of Revenues

Consolidated Cost of Revenues of $10,592,000 increased $822,000 or 8.4% from the prior fiscal year. The increase reflected the higher costs associated with direct sales rather than those incurred on contract sales. Total gross margin decreased an aggregate of 1.9% from the prior fiscal year due to decreases in margin related to the transition to direct sales, which had a lower margin with higher volume.

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

     Interest Expense

Consolidated  Interest  Expense  of $340,000 increased  $11,000  or  3.3%.   The
increase was due to increased borrowing levels during fiscal 1997.

     Other Income

The Company incurred consolidated Other Income of $79,000 as a result of gains on the disposal of fixed assets and other miscellaneous income.

     Pre tax loss from Continuing Operations

Consolidated Pre tax Loss from Continuing Operations was $264,000 as compared to a prior year's net loss of $116,000. This was primarily a result of lower spending associated with Selling, General, and Administrative expenses and other miscellaneous income.

     Net Loss on Discontinued Operations

Consolidated Net Loss from Discontinued Operations was $5,795,000, which represented losses from the discontinued Rosalco operation of $3,294,000, the establishment of accruals in the amount of $300,000 for expenses and guarantees related to the closing, the write off of an intercompany receivable and other assets of $476,000, and the write off of the remaining net assets of Rosalco of $1,725,000.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, consolidated open lines of credit available to the Company for borrowing, were $950,000 as compared to $750,000 at April 30, 1997. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

     Working Capital

Working capital was $157,067 at April 30, 1998, compared to a working capital deficit of $7,003 at April 30, 1997. The increase in working capital is largely due to cash flows from operations.

Net cash provided by operating activities was $384,540 in 1998 resulting from a decrease in accounts receivable and inventory as well as an increase in accrued salaries. This was partially offset by a decrease in the accrued losses related to the discontinued operations of Rosalco.

Cash  flows used for investing activities during the year ended April  30,  1998 were $51,636 as a result of capital expenditures by the continuing AVES division.

Cash used by financing activities of $161,186 arose from payment on AVES' line of credit.

In March 1997, AVES established a line of credit with BSB Bank & Trust, Binghamton, New York, in the amount of $1,250,000. The interest rate is 8.75% annually and the line is due and payable on March 1, 2000. There are no financial covenants associated with the line of credit. As of April 30, 1998, AVES has $300,000 outstanding.

In July 1998, the Company amended its Certificate of Incorporation increasing its authorized Common Stock from 10,000,000 to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share.

In August 1998, the Company intends to offer to each stockholder, the right to purchase, pro rata, two shares of Common Stock at a price of $.10 per share. The Company expects to file a Registration Statement on Form S-1 with the Securities and Exchange Commission as soon as practicable in order to register such rights to purchase Common Stock, under the Securities Act of 1933, as amended. Upon the Registration Statement becoming effective, stockholders will receive notification of the Rights Offering and instructions on how to exercise the rights.

The Rights Offering is an integral part of the recapitalization of the Company. The immediate effect of the Rights Offering, and the participation of the Koffman Group, will be to reduce the debt on the Company's balance sheet with a view to enhancing the equity value of the Company. The completion of the Rights Offering will not only reduce even further the amount of debt on the company's balance sheet (since debt will either be repaid from cash proceeds, or retired as it is tendered from Common Stock), but will also enable stockholders of the Company to participate in any potential enhanced equity value of the Company by permitting them to purchase additional shares of Common Stock at $.10 per share.

In June 1998 Jayark Corporation, through a newly formed, wholly owned subsidiary, MED Services Corp. ("Med"), entered into a Purchase and Sale Agreement with Vivax Medical Corporation ("Vivax"), a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. Under the terms of the agreement, Med purchased certain medical equipment from Vivax for cash of $579,700 and a $144,925 unsecured promissory note due in five years. Med then entered into a Consignment Agreement with Vivax whereby this medical equipment was consigned to Vivax to rent through its distribution network. In consideration of Vivax renting and maintaining the Med equipment, Vivax is entitled to a range of forty-eight to sixty-seven percent of the rental proceeds, based upon the equipment rented. Vivax has an option to purchase the medical equipment from Med after the twenty-fourth, thirty-six and forty-eight month of the consignment period. Med, under the Purchase and Sale Agreement has an option, through October 31, 1999 to purchase an additional $2,475,000 of medical equipment from Vivax. Upon the expiration of the consignment period, which is five years from the purchase of the equipment, Med has the option to sell the equipment back to Vivax.

Med negotiated a $1,000,000 revolving line of credit with Atlantic Bank of New York and invested approximately $130,000 of the Company's presently available working capital to purchase the medical equipment. The $1,000,000 line of credit is due one year from signing and bears interest at prime plus 2%. The line of credit is secured by the inventories and accounts receivable of Med. The are no financial covenants associated with the line of credit. As of July 31, 1998 Med has $450,000 outstanding on the line of credit.

If the medical equipment is successfully rented, the rental income and cash flow could have a material affect on the operating results of Jayark Corporation. There can be no assurances that the Company will be successful in renting the medical equipment.

The Company had no material commitments for capital expenditures as of April 30, 1998.

     Impact of Inflation

Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the year ended April 30, 1998. The Company has generally been able to pass along price increases from its manufacturers.

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

Both of these new standards are effective for financial statements for Fiscal 1999, and require comparative information for earlier years to be restated. Management does not expect these two standards to have a significant impact on future financial statement disclosures.

     Year 2000

Management is in the process of determining whether all of the Company's accounting and operational systems are year 2000 compliant. Management does not expect the costs associated with any required conversions of systems to ensure year 2000 compliance to be significant.

Item 8. Financial Statements And Supplementary Data

The Report of Independent Certified Public Accountants, Financial Statements and Notes to Consolidated Financial Statements filed as a part of this report are listed in the accompanying Index to Financial Statements and Schedules.

Item 9. Change In and Disagreement With Accountants on Accounting And Financial Disclosure

None

PART III

Item 10. Directors And Executive Officers Of The Registrant

Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of June 30, 1998, and, as to directors, the expiration date of their current term of office:


 CURRENT DIRECTORS
-------------------------------------------------------------------------------
 Name              Age  Term                                            Director
                        Expires Position Presently Held                 Since
 -----             ---- ------- -----------------------                 --------
 David Koffman     39   2000    Chairman,President, Chief               1983
                                Executive Officer and Director
 Frank Rabinovitz  55   2000    Executive Vice President, Chief         1989
                                Operating Officer, Director and
                                President of AVES
 Robert C. Nolt    50   2001    Chief Financial Officer and Director    1998
 Arthur G. Cohen   69   1999    Director                                1990


David L. Koffman was elected President and Chief Executive Officer of the Company in December 1988. Prior to that time, he served as Director and Vice President of the Company for over seven years.

Frank Rabinovitz was elected Executive Vice President, Chief Operating Officer and Director of the Company in 1989. In addition, he is the President of the Company's audiovisual subsidiary and has served in this capacity for more than eight years, as well as in various other executive and management capacities since 1980.

Robert C. Nolt is Chief Financial Officer and Director of the Company. In addition, Mr. Nolt is Chief Financial Officer of Binghamton Industries, Inc., a company controlled by the principal shareholders of the Company. Prior to joining the Company, Mr. Nolt was Vice President of Finance of RRT-Recycle America, Inc. Mr. Nolt is a Certified Public Accountant with over 25 years of experience in the Accounting field and has served in a number of executive positions. Before joining RRT in 1993, Mr. Nolt was Chief Financial Officer for the Vestal, NY based Ozalid Corporation.

Arthur G. Cohen has been a real estate developer and investor for more than seven years. Mr. Cohen is a Director of Apparel America, Inc., Baldwin, and Arlen, Inc. Burton I. Koffman and Richard E. Koffman are parties to an agreement with Arthur G. Cohen pursuant to which they have agreed to vote their shares in favor of the election of Mr. Cohen to the Board of Directors of the Company.

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

The Stock Option Committee of the Board of Directors was created to administer the Company's 1981 Incentive Stock Option Plan, as amended, pursuant to resolution adopted November 24, 1981, giving it authority to exercise powers of the Board with respect to the Plan. The Stock Option Committee consists of Mr. Frank Rabinovitz and Mr. Robert Nolt.

The Audit Committee of the Board of Directors was created in 1991 to administer and coordinate the activities and results of the annual audit of the Company by independent accountants and to comply with NASDAQ listing requirements. The Audit Committee is comprised of Mr. Frank Rabinovitz and Mr. Robert Nolt.

The Compensation Committee of the Board of Directors was created in 1993 to administer and review compensation structure, policy and levels of the Company. The Compensation Committee is composed of Mr. Frank Rabinovitz and Mr. David Koffman.

Item 11. Executive Compensation

Set forth in the following table is certain information relating to the approximate remuneration paid by the Company during the last three fiscal years to each of the most highly compensated executive officers whose total compensation exceeded $100,000.

           SUMMARY COMPENSATION TABLE (1,2,3)
                                                    Annual Compensation
                                                   ---------------------
                                                   Year  Salary     Bonus
                                                   ----  -------    -----
           David L. Koffman                        1998  $162,000    0
           Chairman, President and Chief           1997   162,000    0
           Executive Officer                       1996   162,000    0

           Frank Rabinovitz                        1998  $162,000   $50,000
           Director, Executive Vice President,     1997   162,000    50,000
           Chief Operating Officer, President      1996   162,000    50,000
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

(2) The Company has entered into Split Dollar Insurance Agreements with Messrs. David L. Koffman and Frank Rabinovitz, pursuant to which the Company has obtained insurance policies on their lives in the approximate amount of $1,054,000 and $497,700, respectively. The premium is paid by the Company. Upon the death of the individual, the beneficiary named by the individual is entitled to receive the benefits under the policy. The approximate amounts paid by the Company during the fiscal year ended April 30, 1998 for this insurance coverage were $36,540, $25,373, respectively. Such amounts are not included in the above table.

(3) The Company has accrued Mr. Koffman's 1998 salary, however, he has deferred payment until such time as the Company's working capital position improves.

The following table sets forth-certain information relating to the value of stock options at April 30, 1998:


                      Number of Unexercised     Value of Unexercised In-
                   Options at Fiscal Year End     The-Money Options at
                                                    Fiscal Year End
                   --------------------------   -------------------------
Name               Exercisable  Unexercisable  Exercisable  Unexercisable
-----              -----------  -------------   ----------  --------------
Frank Rabinovitz   100,000      0              $9,000       0


  Based on the $0.09 per share closing bid price of the common stock on the NASDAQ Stock Exchange on April 30, 1998

Effective November 24, 1981 and approved at the annual stockholders meeting in 1982, the 1981 Incentive Stock Option Plan (ISOP) was adopted. An amendment to the ISOP was adopted on December 11, 1989. This amendment increased the number of incentive stock options that can be granted from 150,000 shares to 600,000 shares. The ISOP provides for the granting to key employees and officers of incentive stock options, as defined under current tax laws. The stock options are exercisable at a price equal to or greater than the market value on the date of the grant. No stock options were granted during the fiscal year ended April 30, 1998.

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

During fiscal year ended April 30, 1998, no director options were granted to nonemployee directors.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Except pursuant to its ISOP and the Director Plan, the Company does not have any formal annual incentive program, cash or otherwise, nor does it make annual grants of stock options. Cash bonuses and stock options, including bonuses and options paid to executive officers, have generally been awarded based upon individual performance, business unit performance and corporate performance, in terms of cash flow, growth and net income as well as meeting budgetary, strategic and business plan goals.

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

Compensation Committee
     Frank Rabinovitz
     David L. Koffman

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth as of April 30, 1998, the holdings of the Company's Common Stock by those persons owning of record, or known by the Company to own beneficially, more than 5% of the Common Stock, the holdings by each director or nominee, the holdings by certain executive officers and by all of the executive officers and directors of the Company as a group.

PRINCIPAL STOCKHOLDERS
                                       Amount and             % of
Name and Address of Beneficial Owner    Nature of     Note   Class
                                       Beneficial     (1)
                                        Ownership
------------------------------------    ---------    ------  ------
David L. Koffman
300 Plaza Drive, Vestal, NY 13850     1,446,727      2       15.7%
Commerzbank AG
31 Charter Road, Hong Kong            1,000,000              10.8%
Ben Arnold Company
700  Gervais  Street,  Columbia,   SC   795,189               8.6%
29201
Burton I. Koffman
300 Plaza Drive, Vestal, NY 13850       703,500      3,4,5    7.6%
Joel Margolin
6116 Skyline Drive, Houston, TX 77057   517,600               5.6%
Richard E. Koffman
300 Plaza Drive, Vestal, NY 13850       278,500      4,6      3.0%
Frank Rabinovitz
6116 Skyline Drive, Houston, TX 77057    46,000      7         .4%

All Directors & Executive Officers as  1,492,727     2,3,4,  16.2%
a Group                                              5,6,7


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

On March 12, 1997, in connection with the State Street Bank financing and the establishing of the BSB Bank & Trust line of credit described under the working capital section above, the Company issued stock warrants totaling 4,166,667 to A -V Texas Holding, LLC, an affiliate of the Company of which David Koffman is a principal shareholder. The warrants allows the holder to purchase 4,166,667 shares of the Companies common stock at a par value of $.30. The effectiveness of the warrants is subject to an increase in the available authorized shares of the Company. The warrants expire on February 1, 2007.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) Documents filed as part of this report:
     1. And 2. Financial Statements.
      The   Report  of  Independent  Certified  Public  Accountants,   Financial
      Statements  and  Notes to                          Consolidated  Financial
      Statements which are filed as a part of this report are listed in the Index to Financial Statements.
        Note - no financial statement schedules were required to be filed.
             3. Exhibits, which are filed as part of this report, are listed in the accompanying Exhibit Index.
(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYARK CORPORATION

By:

/s/ David L. Koffman     Chairman of the Board and Director     August 7, 1998
DAVID L. KOFFMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David L. Koffman     Chairman of the Board, President,      August 7, 1998
DAVID L. KOFFMAN         Chief Executive Officer and Director

/s/ Frank Rabinovitz     Executive Vice President, Chief        August 7, 1998
FRANK RABINOVITZ         Operating Officer and Director

/s/ Robert C. Nolt       Chief Financial Officer and Director   August 7, 1998
ROBERT C. NOLT

/s/ Arthur G. Cohen      Director                               August 7, 1998
ARTHUR G. COHEN

JAYARK CORPORATION AND SUBSIDIARIES

                 Index                                                Page
_______________________________________________________________________________
Consolidated Financial Statements:

Report of Independent Certified Public Accountants                           20

Balance Sheets - April 30,1998 and 1997                                      21

Statements of Operations - For the years ended April 30, 1998, 1997 and 1996 22

Statements of Stkhldr Eq - For the years ended April 30, 1998, 1997 and 1996 23

Statements of Cash flows - For the years ended April 30, 1998, 1997 and 1996 24

Notes to Consolidated Financial Statements                                25-37

Exhibits                                                                 42-105

Report of Independent Certified Public Accountants

To the Shareholders and Directors
Jayark Corporation

We have audited the accompanying consolidated balance sheets of Jayark Corporation and Subsidiaries as of April 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and Subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York

July 15, 1998, except for Note 15 for which the date is August 7, 1998

Jayark Corporation And Subsidiaries
Consolidated Balance Sheets
April 30,1998 and 1997


Assets                                                  1998            1997
------                                                  ----            -----
Current Assets
  Cash and Cash Equivalents                            $238,858      $67,140
  Accounts  Receivable-Trade,Less Allowance           1,723,833     1,838,585
  For Doubtful Accounts of $38,000 in 1998
  and $42,000 in 1997
  Other Accounts Receivable                               2,277         2,277
  Inventories                                           271,564       412,846
  Other Current Assets                                   35,046        20,572
                                                      ---------     ---------
Total Current Assets                                  2,271,578     2,341,420

Non Current Assets
 Property & Equipment, Less Accumulated                  94,644        122,550
 Depreciation and Amortization
 Excess of Cost Over Net Assets of Businesses           268,742       290,102
 Acquired, Less Accumulated Amortization of $463,695
 in 1998 and $442,335 in 1997
                                                        -------       -------
Total Non Current Assets                                363,386       412,652

Total Assets                                         $2,634,964    $2,754,072
                                                     ==========    ===========

Liabilities
-----------
Current Liabilities
 Notes Payable & Line of Credit                        $300,000      $500,000
 Current Maturities of Long Term Debt                     5,899         7,394
 Accounts Payable                                       881,266       905,407
 Accrued Salaries and Deferred Compensation             298,734       106,531
 Accrual  Related  to  Loss  on  Discontinued            84,124        305,000
 Operations - Rosalco
 Accrual Related to LCL Investment                      113,068       164,579
 Other Current Liabilities                              431,418       359,512
                                                      ---------     ---------
Total Current Liabilities                             2,114,511     2,348,423

Non Current Liabilities
 Long Term Debt,Excluding Current Maturities                  0         7,207
 Notes Payable to Related Parties                     2,046,021     2,000,000
 Subordinated Debentures                              1,400,000     1,400,000
                                                      ---------     ---------
Total Non Current Liabilities                         3,446,021     3,407,207

Total Liabilities                                     $5,560,530    $5,755,630

Commitments

Stockholders' Equity (Deficit)
 Common Stock of $.30 Par Value.                       2,766,359     2,766,359
 Authorized 10,000,000 Shares;
 Issued 9,221,199 Shares in 1998 and 1997
 Additional Paid-In Capital                            8,066,122     8,066,122
 Deficit                                              (13,758,047)  (13,834,039)
                                                      ------------   -----------
Total Stockholders' Equity (Deficit)                  $(2,925,566)  $(3,001,558)
                                                      ------------   -----------
Total Liabilities & Stockholders' Equity (Deficit)     $2,634,964    $2,754,072
                                                      ============   ===========

See Accompanying Notes to Consolidated Financial Statements


Jayark Corporation And Subsidiaries
Consolidated Statements of Operations
For the Years Ended April 30,1998, 1997 and 1996

Continuing Operations:                  1998            1997           1996
                                    -----------     -----------    -----------
Net Revenues                        $13,604,558     $12,638,072    $11,856,148

Costs & Expenses
 Cost of Revenues                    11,445,669      10,591,857      9,769,969
 Selling, General and Administrative  1,717,442       2,049,274      2,109,182
 Interest                               365,655         339,862        328,687
 Other Income                              (200)        (78,549)        (5,300)
                                     ----------      -----------    ----------
Total Costs & Expenses               13,528,567      12,902,444     12,202,538

Pre-Tax Earnings (Losses) From
Continuing Operations                    75,992        (264,372)      (346,390)

Provision for Income Taxes (Benefit From)   -              -          (118,000)
                                     ----------      -----------    -----------
Income (loss) from Continuing Operations 75,992        (264,372)      (228,390)

Income (loss) On Abadonment of Investment
net of tax benefit of $365,173 in 1996      -              -        (4,363,263)
Income (loss) from Discontinued Operations
net of Taxes of $0, $350,000, ($100,503)
respectively                                -        (3,294,109)    (2,593,594)
Loss on disposition of subsidiary           -        (2,500,730)
                                     ----------     ------------   -----------
Net Income (Loss)                       $75,992     ($6,059,211)   ($7,185,247)
                                     ==========     ============   ===========

Basic and Diluted Earnings (Loss) per Common Share:
 Continuing Operations                    $0.01          ($0.03)        ($0.03)
 Discontinued Operations                  $0.00          ($0.66)        ($0.89)
                                         ------          -------        -------
 Net Income (loss)                        $0.01          ($0.69)        ($0.92)
                                         ======          =======        =======
Weighted Average Common Shares:
 Basic and Diluted                    9,221,199       8,802,528      7,833,990
                                      =========       =========      =========
See Accompanying Notes to Consolidated Financial Statements

Jayark Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
For The Years Ended April 30, 1998, 1997 and 1996

                                 Common     Paid-In                   Total
                                 Stock      Capital       Deficit     Equity
                                ---------- ----------  -------------  ----------
Balance at April 30, 1995       $2,093,639 $7,110,480    $(589,581)  $8,614,538
Issue of 1,000,000 shares of stock 300,000    856,250         -       1,156,250
Net loss                             -          -       (7,185,247)  (7,185,247)
                                ---------- ----------  -------------  ----------
Balance at April 30, 1996        2,393,639  7,966,730   (7,774,828)   2,585,541
Issue of 1,242,400 shares of stock 372,720     99,392       -           472,112
Net loss                             -          -       (6,059,211)  (6,059,211)
                                ---------- ---------- -------------  -----------
Balance at April 30, 1997        2,766,359  8,066,122  (13,834,039)  (3,001,558)
Net Income                           -          -           75,992       75,992
                                ---------- ---------- -------------  -----------
Balance at April 30, 1998       $2,766,359 $8,066,122 ($13,758,047) ($2,925,566)
                                ========== ========== ============= ============

   See accompanying notes to consolidated financial statements.

Jayark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended April 30, 1998, 1997 and 1996


                                        1998            1997           1996
                                      ---------     -----------    -----------
Cash Flows From Operating Activities:
 Net Income (loss)                      $75,992     ($6,059,211)   ($7,185,247)

Adjustments to Reconcile Earnings (Loss) to Cash From Operating Activities:
 Stock Issued in Connection with             -             -         1,156,250
 Abandoned Investment
 Depreciation and Amortization of        79,542          40,089        273,378
 Property and Equipment
 Amortization of Excess of Cost Over     21,360          21,360         21,360
 Net Assets of Businesses Acquired
 Net Assets of Discontinued                   -       4,268,849           -
 Operations - written off
 (Gain) Loss on Disposition of Assets         -          21,516           -
Change In Assets and Liabilities Net of Effects From Acquisition of Subs:
 (Increase) Decrease in Deferred Federal      -         350,000           -
 Income Tax Expense/(Benefit)
 (Increase) Decrease in Accounts        114,752        (105,667)       (787,431)
 Receivable Net
 (Increase) Decrease in Federal &             -         695,501        (645,951)
 State Income Taxes Refundable
 (Increase) Decrease in Inventories     141,282          91,709        (121,087)
 (Increase) Decrease in Other           (14,474)        (12,685)         74,440
 Current Assets
 Increase (Decrease) in Accts Payable   (24,141)        320,349         831,184
 Increase (Decrease) in Accrued         192,202         (77,374)        (15,142)
 Salaries and Deferred Compensation
 Increase (Decrease) in Commissions Payable   -            -             85,572
 Increase (Decrease) in Accrual for    (220,876)        305,000           -
 Discontinued Operations - Rosalco
 Increase (Decrease) in Other
 Liabilities                             18,901        (931,198)      1,784,881
                                      ----------    ------------    -----------
   Net Cash Provided By (Used In)
   Operating Activities                 384,540      (1,071,762)     (4,527,793)

Cash Flows from Investing Activities:
 Capital  Expenditures for  Property    (51,636)        (83,556)        (66,042)
 and Equipment
                                      ----------     -----------     -----------
   Net Cash Provided By (Used In)       (51,636)        (83,556)        (66,042)
   Investing Activities

Cash Flows from Financing Activities
 Payments of Long Term Debt              (7,207)        (27,555)        (33,188)
 Proceeds From Issuance of
 Notes Payable                           46,021       2,001,084       4,084,000
 Principal Payments on Notes Payable   (200,000)     (1,101,997)           -
 Purchase (Repayment) of
 Subordinated Debentures                      -            -           (100,000)
 Purchase of Treasury Stock                   -            -               -
                                      ----------     -----------      ----------
  Net Cash Provided By (Used In)
  Financing Activities                 (161,186)        871,532       3,950,812

  Net Increase (Decrease) in Cash       171,718        (283,786)       (643,023)
  and Cash Equivalents
Cash and Cash Equivalents at Beginning
of year                                  67,140         350,926       1,176,700
Cash and Cash Equivalents relative to
dicontinued operations                        -            -           (182,751)
                                      -----------    -----------      ----------
Cash & Cash Equivalents at End of Year $238,858         $67,140        $350,926
                                      ===========    ===========      ==========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid For:
 Interest                               $87,626        $171,862        $965,197
                                      ===========    ===========      ==========
 Income Taxes                                 -             -           167,000
                                      ===========    ===========      ==========
 Non-Cash Transactions:
 Common Stock Issued in Connection  With      -         472,112       1,156,250
 LCL Investment
                                      ===========    ===========      ==========

See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

April 30, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company"). All material intercompany profits, transactions and balances have been eliminated.

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

Intangibles

The accounts of purchased companies are included in the consolidated financial statements from the dates of acquisition. The excess of cost over the fair value of net assets of businesses acquired is being amortized using the straight -line method over a 40-year period commencing with the dates of acquisition.

Revenue Recognition

Revenues are recorded when products are shipped. Allowances are recorded for estimated returns and losses.

Income Taxes

The Company follows the asset and liability method required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations and the restatement of all prior periods earnings per share amounts. Conversion of the subordinated debentures and assumed exercise of options are not included in the calculation of diluted earnings per share for the fiscal years ended April 30, 1998, 1997 and 1996 since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

     The following table summarizes securities that were outstanding as of April 30, 1998, 1997 and 1996 but not included in the calculation of diluted net loss per share because such shares are antidilutive.

Stock Options                                    242,500
Convertible Subordinated Debentures              933,333
Warrants                                       4,166,667

Changes in Financial Presentation

Certain reclassifications have been made in the 1996 and 1997 financial statements to conform to the presentation used in 1998.

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

Long-Lived Assets

Long-lived assets, such as property, equipment, and goodwill are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which was adopted on May 1, 1996. No write-downs have been necessary through April 30, 1998, except for assets of the discontinued operation (Note 16).

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

Both of these new standards are effective for financial statements for fiscal 1999, and require comparative information for earlier years to be restated. Management does not expect these two standards to have a significant impact on future financial statement disclosures.

(2)  Business

The Company's continuing operation, AVES Audio Visual Systems, Inc. ("AVES") is in the business of resale and renting of a broad range of audio visual, video and communication equipment and supplies to schools, industry, and hotels.

(3)  Related Party Transactions

The Company has subordinated notes (Note 7) with related parties amounting to $795,712, with an annual interest rate of 12%. Interest expense relating to subordinated notes payable to related parties was $95,485 in 1998, 1997 and 1996, respectively.

The Company had long term notes payable to related parties amounting to $2,046,021 and $2,000,000 at April 30, 1998 and 1997, respectively. The interest rate is Libor plus .95% on $1,000,000 and prime plus 2.5% on the remaining $1,000,000. The maturity date of the notes has been extended to December 31, 1999. Interest expense relating to these notes for the years ended April 30, 1998 and 1997 was $172,139 and $154,650.

 (4)  Property and Equipment

Property and equipment are summarized as follows:

                                                 April 30, 1998   April 30, 1997
                                                 --------------   --------------
Machinery and equipment                           $59,144            $59,144
Furniture and fixtures                             80,329             80,329
Leasehold improvements                             37,290             37,290
Automobiles and trucks                            200,580            200,580
Rental and demonstration equipment                 74,073             22,437
                                                 --------------   --------------
   Total property and equipment                   451,416            399,780
Less accumulated depreciation and amortization    356,772            277,230
                                                 --------------   --------------
   Net property and equipment                     $94,644           $122,550
                                                 ==============   ==============

(5)  Lines of Credit

On April 30, 1996, the Company had $1,100,915 outstanding on its Line of Credit with State Street Bank. During the year ended April 30, 1997, the Company renegotiated the terms of the agreement to provide for monthly interest at prime rate plus 1% to 1 _%. Subsequently, the line was paid off with proceeds from a $1,000,000 note to related parties and the remaining amount paid. In March 1997, AVES negotiated a line of credit with BSB Bank & Trust, Binghamton, New York. The line of credit permits AVES to borrow up to an aggregate amount of $1,250,000. The interest rate is 8.75% annually and the line is due and payable on March 1, 2000. The line of credit is secured by the AVES' accounts receivable and inventories. There are no financial covenants associated with the line of credit. At April 30, 1998 and 1997, $300,000 and $500,000, respectively, was outstanding on the above line of credit.

In connection with the guarantee for the AVES line of credit described above and the interim financing of the Rosalco discontinued operations by State Street Bank, the Company issued stock warrants totaling 4,166,667 to A-V Texas Holding, LLC, an affiliate of the Company. The warrants allow the holder to purchase 4,166,667 shares of the Company's common stock at $.30 per share. The warrants were deemed to have a minimal fair value and no amount was recorded for them. The warrants expire on February 1, 2007.

(6)  Long Term Debt

Long term debt is summarized as follows:

Description                                       April 30,   April 30,
                                                    1998        1997
-----------------------------------------------   ---------  ----------
Notes  payable to a bank with interest rate  of   $5,899      $14,601
9% per annum and a maturity date of March 1999,
collateralized by vehicles.
                                                  ---------  -----------
Total long term debt                               5,899       14,601
Less: Current maturities of long term debt         5,899        7,394
                                                  ---------  -----------
Long term debt, excluding current maturities          $0       $7,207
                                                  =========  ===========

 (7)  Subordinated Debentures

On  December  19,  1989,  the  Company  issued  $2,000,000  of  12%  convertible subordinated debentures to affiliates of the Company due December 1995. The maturity date on these debentures has been extended until December 1999. Interest on the outstanding balance is paid semiannually on April 30 and October
31. The debentures may be converted into shares of the Company's stock at a price of $1.50 per share at any time prior to maturity. Prior to April 30, 1996, the Company had retired $600,000 of debentures. At April 30, 1998 and 1997, no additional debentures had been retired. At April 30, 1998 and 1997, 933,333 shares of the Company's common stock are reserved for this conversion. The debentures will automatically convert into shares of the Company's stock at the conversion price in effect at such time in the event that the average closing sale price of the Company stock for any period of thirty consecutive trading days was equal to or exceeded $2.25 per share.

(8)  Income Taxes

Income tax expense (benefit) attributable to income before income taxes consists of:


   Year ended April 30,      Current  Deferred   Total
   --------------------      -------  --------   --------
   1998                         $0          $0         $0
   1997                         $0    $350,000   $350,000
   1996                  ($583,676)         $0  ($583,676)


The tax benefit recorded in 1996 represents the taxes refundable due to the carryback of that year's loss.

At April 30, 1998, the Company had, for federal tax reporting purposes, net operating loss carryforwards of approximately $10,000,000, expiring in years through 2012.

The actual tax expense (benefit) differs from the "expected" tax expense (computed by applying the U.S. Corporate rate of 34%) in each of the 3 years ended April 30, 1998 primarily as a result of valuation allowances against potential deferred tax assets.

Deferred tax assets were approximately $4,300,000 as of April 30, 1998 and 1997, arising primarily as a result of net operating losses. Valuation allowances of $4,300,000 as of April 30, 1998 and 1997 offset the deferred tax assets, resulting in net deferred tax assets of $0 as of April 30, 1998 and 1997.

(9)  Leases

The Company has several operating leases that expire at various dates ranging through April 2001. Future minimum lease payments related to operating leases are detailed as follows:

Year ending April 30,           Operating leases
---------------------           ----------------
1999                            86,856
2000                            86,856
2001                            86,856
Thereafter                      0
                                ----------------
Total  minimum  lease payments $260,568
                                ================

Total rental expense for operating leases was $97,015, $96,671 and $95,959 for the years ended April 30, 1998, 1997, and 1996, respectively.

(10)  Stock Options

At April 30, 1998, the Company had two stock options plans which are described below. The Company applies APB Opinion 25 - "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. In terms of APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

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

Option activity under the ISOP is as follows:

Stock Option - ISOP
                                          Exercise       Weighted
                                Options   Price Range    Average
                                -------   -----------   ----------
Outstanding April 30, 1995      392,500   $.44 - $1.05    $0.48
Granted                             -
Exercised                           -
Terminated/Expired             (150,000)                  $0.44
                               ---------  ------------  -----------
Outstanding April 30, 1996      242,500   $.44 - $1.05    $0.50
Granted                             -
Exercised                           -
Terminated/Expired                  -
                               ---------  ------------  -----------
Outstanding April 30, 1997      242,500   $.44 - $1.05    $0.50
Granted                             -
Exercised                           -
Terminated/Expired                  -
                               ---------  ------------  -----------
Outstanding April 30, 1998      242,500   $.44 - $1.05    $0.50



                                          Exercise       Weighted
Exercisable at year end:        Options   Price Range    Average
------------------------------- -------   -----------   ----------
April 30, 1996                  242,500   $.44 - $1.05    $0.50

April 30, 1997                  242,500   $.44 - $1.05    $0.50

April 30, 1998                  242,500   $.44 - $1.05    $0.50
-------------------------------------------------------------------
Available for future grants:

April 30, 1996                             357,500

April 30, 1997                             357,500

April 30, 1998                             357,500
-------------------------------------------------------------------

The   following  summarizes  information  regarding   stock
options outstanding at April 30, 1998.


Range of Exercise prices:

Outstanding Options:                    $0.44     $1.05

Number outstanding at April 30, 1998    217,500   25,000
Weighted  average remaining Conntractual
life (years)                             1.6       1.6

Weighted average exercise price         $0.44     $1.05


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

Option activity under the Plan is as follows:


Stock Option - ISOP
                                             Exercise     Weighted  Options
                                 Options     Price Range  Average   Exercisable
-------------------------------------------------------------------------------
Outstanding April 30, 1995        35,000        $0.49     $0.49      35,000
Granted                              -
Terminated/Expired               (10,000)
Outstanding April 30, 1996        25,000        $0.49     $0.49      25,000
Granted                              -
Terminated/Expired                   -
Outstanding April 30, 1997        25,000        $0.49     $0.49      25,000
Granted                              -
Terminated/Expired                   -
Outstanding April 30, 1998        25,000        $0.49     $0.49      25,000
-------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock - Based Compensation", requires the Company to provide pro forma disclosure of net income (loss) and earnings (loss) per as if the optional fair value method had been applied to determine compensation costs for the Company's Stock option plans. Since no options were granted in the years ended April 30, 1998, 1997 and 1996, no pro forma disclosures are applicable.

(11)  Loss on Abandonment of Investment

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

In fiscal 1997, the Company issued 1,242,400 shares of its common stock in connection with the above transactions, which were valued at $472,112.

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

          Value of shares issued                                $1,156,250
          Cash paid                                              1,000,000
          Provision for issuance of shares to guarantors
          (using the most recent quoted stock price)               500,000
          Rosalco obligation under the reimbursement agreement     500,000
          Anticipated costs of abandonment                       1,572,186
                                                                ----------
             Total loss on abandonment                          $4,728,436
                                                                ----------

(12)  Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximated fair value as of April 30, 1998 due to the short maturity of these items. The fair value of the convertible debentures is not reasonably determinable.

(13)  Fourth Quarter Adjustments

During the fourth quarter of fiscal 1996, the Company made the following significant adjustments to reported earnings:

          Increase in accounts receivable reserves           $550,000
          Increase in inventory reserves                    1,195,534

During the fourth quarter of fiscal 1997, the Company recorded the effects of the discontinuance of Rosalco. See note 14.

(14)  Discontinued Operations
As a result of continued losses due to a soft retail market, low margins, competitive pressures, and price reductions, the Company had been looking to sell or otherwise dispose of the operations of Rosalco. Rosalco had been in the business of the distribution of more than 300 different products, including occasional furniture, brass beds, custom jewelry cases and accessories, most of which are imported from outside the continental United States. Rosalco also developed special designs for several customers. Rosalco was headquartered in Jeffersonville, Indiana. All efforts to sell Rosalco were unsuccessful, and the company was officially closed on Wednesday, October 22, 1997. The assets of the company were secured as part of the borrowing agreement. Shortly after the closing, a receiver was assigned to liquidate the secured assets of the company to satisfy the loan principal. As a result, Jayark incurred a $5,794,000 loss on Discontinued operations, which includes $3,294,000 loss from operations for the year ended April 30, 1997, the establishment of accruals in the amount of $300,000 for expenses and guarantees related to the closing, the write off of an intercompany receivable and other assets of $476,000, and the remaining net asset of Rosalco of $1,725,000.

The Rosalco business has been presented as a discontinued operation, and the consolidated balance sheets and statements of operations have been restated to conform with this presentation. Financial results of the Rosalco operation are as follows:

                                   Years Ended April 30,
      Operating Data               1997         1996
      ---------------------------------------------------
      Net Revenues                $37,505,589  $32,149,279
      Costs and Expenses          40,449,698   34,843,376
      Income before Tax           (2,994,109)  (2,694,097)
      Provision for (Benefit From)
      Income Tax                     350,000     (156,503)
      Net Income (Loss)           (3,294,109)  (2,537,594)
      ----------------------------------------------------

            Balance Sheet Data:
                                         April 30,
                                           1997
                                         ---------
            Assets

            Current Assets
             Cash                         $107,540
             Accounts Receivable         3,859,808
             Other Receivables             294,713
             Inventory                   4,703,319
             Deferred Tax                     -
             Other Current                 272,702
                                         ---------
            Total Current Assets         9,238,082

            Non-Current Assets
             PP&E, Net of Accum. Depr      541,248
             Intercompany                 (414,435)
                                         ---------
            Total Non Current Assets       126,813
                                         ---------
            Total Assets                 9,364,895
                                         =========

            Liabilities
             Notes Payable & L.O.C.      5,685,407
             Accounts Payable            1,576,777
             Accrued Liabilities           117,040
             Other Current                 260,291
                                         ---------
            Total Current Liabilities    7,639,515

            Net Assets                  $1,725,380*

Note - these net assets were written off at April 30, 1997

(15)  Subsequent Events

In July 1998, the Company amended its Certificate of Incorporation increasing its authorized Common Stock from 10,000,000 to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share.

In August 1998, the Company intends to offer to each stockholder, the right to purchase, pro rata, two shares of Common Stock at a price of $.10 per share. The Company expects to file a Registration Statement on Form S-1 with the Securities and Exchange Commission as soon as practicable in order to register such rights to purchase Common Stock, under the Securities Act of 1933, as amended. Upon the Registration Statement becoming effective, stockholders will receive notification of the Rights Offering and instructions on how to exercise the rights. The net proceeds of $1,790,000 to the Company from the sale of the Common Stock will be used to retire $1,790,000 of notes payable and subordinated notes, including accrued interest with related parties.

In June 1998, Jayark Corporation, through a newly formed, wholly owned subsidiary, MED Services Corp. ("Med"), entered into a Purchase and Sale Agreement with Vivax Medical Corporation ("Vivax"), a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. Under the terms of the agreement, Med purchased certain medical equipment from Vivax for cash of $579,700 and a $144,925 unsecured promissory note due in five years. Med then entered into a Consignment Agreement with Vivax whereby this medical equipment was consigned to Vivax to rent through its distribution network. In consideration of Vivax renting and maintaining the Med equipment, Vivax is entitled to a range of forty-eight to sixty-seven percent of the rental proceeds, based upon the equipment rented. Vivax has an option to purchase the medical equipment from Med after the twenty-fourth, thirty-six and forty-eight month of the consignment period. Med, under the Purchase and Sale Agreement has an option, through October 31, 1999 to purchase an additional $2,475,000 of medical equipment from Vivax. Upon the expiration of the consignment period, which is five years from the purchase of the equipment, Med has the option to sell the equipment back to Vivax.

Med negotiated a $1,000,000 revolving line of credit with Atlantic Bank of New York and invested approximately $130,000 of the Company's presently available working capital to purchase the medical equipment. The $1,000,000 line of credit is due one year from signing and bears interest at prime plus 2%. The line of credit is secured by the inventories and accounts receivable of Med. The are no financial covenants associated with the line of credit. As of July 31, 1998 Med has $450,000 outstanding on the line.

If the equipment is successfully rented, the rental income and cash flow could have a material affect on the operating results of Jayark Corporation. There can be no assurances that the Company will be successful in renting the medical equipment.

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

  10(2) Notes and Loan and Security Agreements (Inventory & Accounts Receivable) each dated as of January 20, 1992, between Jayark Corporation, AVES Audio Visual Systems, Inc., Rosalco, Inc.,Rosalco Woodworking, Inc., Diamond Press Company, and State Street Bank & Trust Company of Boston, Massachusetts, incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1992, Exhibit 10(3) thereto.

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

  10(7) Asset Sale and Lease Termination Agreement, by and between Pilgrim Too Manufacturing Company, Inc., New Images, Inc., Victor Freitag, Jr. and wife Gilbert R. Freitag, and Robert E. Skirboll and wife Robin T. Skirboll, dated as of April 2, 1993; Asset Purchase Agreement by and between the Company, Pilgrim
Too Sportswear,  Inc.,  Pilgrim Too Manufacturing  Company,  Inc.     Stage  II
Apparel Corp., Shambuil Ltd., and Pilgrim II Apparel Corp., dated as of April 2, 1993; both incorporated herein by reference to the Company's Form 8-K as of April 2, 1993, Exhibits thereto.

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

  10(20) Amendment to certain Notes and Loan and Security Agreements each dated as of December 31, 1994, incorporated herein by reference from the Annual Report on Form 10-K for the year ended April 30, 1995, Exhibit 10(20) thereto.

  10(21) Loan  and  Security Agreements dated April 29, 1996 between  Rosalco,
Inc., and State Street   Bank & Trust Company of Boston, Massachusetts.

  10(22) Loan and Security Agreements dated April 29, 1996 between AVES  Audio
Visual   Systems,  Inc.,and  State  Street  Bank  &  Trust  Company  of  Boston,
Massachusetts.

  10(23) First amendment to Loan and Security Agreements dated as of September 19, 1996 between Rosalco, Inc. and State Street Bank & Trust Company of Boston, Massachusetts.

  10(24) Agreement of Extension of Maturity of 12% Convertible Subordinated Debentures dated April 30, 1990.

  10(25) Forbearance and Modification Agreement dated March 12,1997, between Jayark Corporation,Rosalco, Inc., AVES Audio Visual Systems, Inc., David
L. Koffman,  and  State  Street  Bank  and  Trust  Company  of  Boston,
Massachusetts.

  10(26) Stock Pledge Agreement dated March 12, 1997, between Jayark Corporation and State Street Bank and Trust Company of Boston, Massachusetts.

  10(27) Subordination Agreement dated March 12, 1997, between Jayark Corporation, Rosalco, Inc.,AVES Audio Visual Systems, Inc., David L. Koffman, and State Street Bank and Trust Company of Boston, Massachusetts.

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

  10(31) Commercial Security Agreement dated February 18, 1997, between AVES Audio Visual Systems, Inc. and BSB Bank and Trust Company.

  10(32) Promissory Note dated February 18,1997, between AVES Audio Visual Systems, Inc. and BSB Bank and Trust Company.

  10(33) Commercial Guaranty dated February 18, 1997, between AVES Audio Visual Systems, Inc., David L. Koffman and BSB Bank and Trust Company.

  10(34) Subordinated Promissory Note date March 12, 1997 between Rosalco, Inc. and Jayark Corporation.

  10(35) Second Forbearance and Modification Agreement dated June 1, 1997, between State Street Bank and Trust Company of Boston, Massachusetts, Rosalco,Inc., and Jayark Coporation.

  10(36) Stock Warrant to purchase 500,000 shares of common stock dated March 12,1997 between Jayark Corporation and A-V Texas Holding, LLC.

  10(37) Certificate of Amendment of The Certificate of Incorporation of Jayark Corporation dated July 10, 1998.

  10(38) Purchase and Sale Agreement dated June 1, 1998, between Vivax Medical Corporation and MED Services Corp.

  10(39) Distribution Agreement dated June 1, 1998, between MED Services Corp. and Vivax Medical Corporation.

  10(40) Revolving Line of Credit Grid Promissory Note dated August 7, 1998, between MED Services Corp. and Atlantic Bank of New York.

  10(41) Security Agreement dated August 7, 1998, between MED Services Corp. and Atlantic Bank of New York.

[ARTICLE] 5
[CIK] 0000053260
[NAME]
[MULTIPLIER] 1000

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          APR-30-1998
[PERIOD-START]                             MAY-01-1997
[PERIOD-END]                               APR-30-1998
[CASH]                                             239
[SECURITIES]                                         0
[RECEIVABLES]                                    1,724
[ALLOWANCES]                                         0
[INVENTORY]                                        272
[CURRENT-ASSETS]                                 2,272
[PP&E]                                             451
[DEPRECIATION]                                     357
[TOTAL-ASSETS]                                   2,635
[CURRENT-LIABILITIES]                            2,115
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         2,766
[OTHER-SE]                                     (5,692)
[TOTAL-LIABILITY-AND-EQUITY]                   (2,635)
[SALES]                                         13,605
[TOTAL-REVENUES]                                13,605
[CGS]                                           11,446
[TOTAL-COSTS]                                   11,446
[OTHER-EXPENSES]                                 1,717
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 366
[INCOME-PRETAX]                                     76
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                 76
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                        76
[EPS-PRIMARY]                                      .01
[EPS-DILUTED]                                      .01

EXHIBIT 10(37)

CERTIFICATE OF AMENDMENT
OF
THE CERTIFICATE OF INCORPORATION
OF
JAYARK CORPORATION

Under Section 242 of the General Corporation Law

It is hereby certified that:

FIRST:        The   name   of   the  corporation  is  JAYARK  CORPORATION   (the
       "Corporation").

SECOND:      The  Certificate  of  Incorporation of the  Corporation  is  hereby amended by striking out paragraph A of Article IV in its entirety and the following new paragraph A of Article IV is substituted in lieu thereof:

"A.

          The total number of all shares of all classes of stock which the Corporation shall have authority to issue is 35,000,000, of which 30,000,000 shares shall be common stock, par value $.01 per share ("Common Stock"), and 5,000,000 shares shall be preferred stock, par value $.01 per share ("Preferred Stock")."

THIRD:       The  foregoing Amendment to the Certificate of Incorporation herein certified has been duly adopted in accordance with the provisions of Sections 242 and 228 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, said Jayark Corporation has caused this certificate to be signed by its President this 10th day of July 1998.


                                                   /s/ David L. Koffman
                                                  Name:  David L. Koffman
                                                  Title:  President

EXHIBIT 10(38)

                  PURCHASE AND SALE AGREEMENT

      Agreement  made  as of June 1, 1998 between VIVAX MEDICAL  CORPORATION,  a
Delaware corporation having its principal place of business at 545 Middle Street, Bristol, Connecticut ("Seller") and MED SERVICES CORP., a Nevada corporation having its principal place of business at 300 Plaza Drive, Vestal, New York ("Buyer").

                            RECITALS

      A. Seller is in the business of manufacturing specialty medical beds and related equipment including, among other things, certain beds known as Nova Beds, which are more particularly described in Exhibit "A" attached hereto and made a part hereof ("Nova Beds"), and certain beds known as Soma Enclosure Beds, which are more particularly described in Exhibit "B" attached hereto and made a part hereof ("Enclosure Beds").

      B. Seller has agreed to sell to Buyer and the Buyer has agreed to purchase from the Seller certain Nova Beds and Enclosure Beds upon the terms and conditions set forth in this Agreement.

      C. Seller has also agreed to grant the Buyer options to purchase additional Nova Beds and Enclosure Beds upon the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, the parties agree as follows:

           1. Purchase and Sale of Nova Beds. Upon the closing of this Agreement, Seller agrees to sell and Buyer agrees to purchase fifty Nova Beds at $12,995.00 each, for an aggregate purchase price of $649,750.00.

           2. Purchase and Sale of Enclosure Beds. Upon the closing of this Agreement, Seller agrees to sell and Buyer agrees to purchase twenty-five Enclosure Beds at $2,995.00 each, for an aggregate purchase price of $74,875.00.

           3. Payment of Aggregate Purchase Price. The aggregate purchase price of $724,625.00 for the purchases set forth above shall be payable upon the closing of this Agreement by a payment of $579,700.00 in cash and the balance of $144,925.00 by the execution and delivery of a promissory note ("Grid Note") such amount payable five years from the date of closing and in the form of the Grid Note ("Grid Note") attached hereto marked Exhibit "C" and made a part hereof.

           4. Option to Purchase Additional Nova Beds. Seller hereby grants Buyer an irrevocable option (notwithstanding Buyer's refusal to exercise its option from time to time) to purchase, upon their availability as manufactured before sold or put into service for rental from time to time, up to one hundred and fifty (150) additional Nova Beds at $12,995.00 each. This option shall be in force through October 31, 1999. Seller shall offer each Nova Bed that it manufactures to Buyer in accordance with this section until such time as the Buyer has purchased an additional one hundred and fifty Nova Beds or the term of this option has expired, whichever is earlier. Upon receiving written notification from the Seller of the availability of Nova Beds for purchase subject to this option, Buyer shall have five business days in which to notify Seller in writing of its intent to purchase all or any portion of such Nova Beds and shall close on said purchase and deliver the required funds to Seller on or before 15 business days after aforementioned notice.

           5. Option to Purchase Additional Enclosure Beds. Seller hereby grants Buyer an irrevocable option (notwithstanding Buyer's refusal to exercise its option from time to time) to purchase, upon their availability as manufactured, as to Enclosure Beds (i) 50% of the Enclosure Beds before sold from time to time, and (ii) 100% of all Enclosure Beds before put into service for rental from time to time up to an aggregate (inclusive of any such beds purchased pursuant to clause (i) or (ii) above) of one hundred and seventy-five
(175) additional Enclosure Beds at $2,995.00 each. This option shall be in force through October 31, 1999. Seller shall offer such Enclosure Bed that it manufactures to Buyer in accordance with this section until such time as the Buyer has purchased an additional one hundred and seventy-five Enclosure Beds, or the term of this option has expired which ever is earlier. Upon receiving written notification from the Seller of the availability of Enclosure Beds for purchase subject to this option, Buyer shall have five business days in which to notify Seller in writing of its intent to purchase all of any portion of such Enclosure Beds and shall close on said purchase and deliver the required funds to Seller on or before 15 business days after aforementioned notice.

           6. Payment of Purchase Price for Purchases Pursuant to Options. If pursuant to this Agreement the Buyer purchases Nova Beds which are designated "Mediq Units" as that term is defined in that certain Consignment Agreement entered in to between the parties hereto on even date herewith, the aggregate purchase price therefor shall be payable seventy-five percent in cash and twenty-five percent by the addition of such dollar amount to the Grid Note payable five years from the date of such purchase. If, pursuant to the aforesaid option, the Buyer purchases Nova Beds which are not designated as "Mediq Beds" and/or purchases Enclosure Beds, the aggregate purchase price therefor shall be payable eighty percent in cash and twenty percent by the addition of such dollar amount to the Grid Note payable five years from the date of such purchase as an advance.

           7. Bills of Sale. Upon the closing of each sale hereunder, Seller shall execute and deliver to Buyer a bill of sale in the form attached hereto marked Exhibit "D" and made a part hereof. Each bill of sale shall set forth the type and serial number of each Nova Bed and/or Enclosure Bed being conveyed thereby, together with the then location and intended locations thereof and whether such Unit is new or used.

           8. Lien Searches. Upon the closing of each purchase hereunder, the Seller shall provide Buyer with UCC searches in such jurisdictions and in such form and substance as shall be acceptable to the Buyer and Buyer's legal counsel, evidencing that Seller has good title to the Nova Beds and/or Enclosure Beds being transferred, free and clear of any conflicting security interest or any other lien or incumbrance.

           9. Opinion of Legal Counsel. Upon the closing of this Agreement, the Seller shall provide the Buyer with the written opinion of legal counsel to the Seller and the Buyer shall provide the Seller with the written opinion of legal counsel to the Buyer.

           10. Inspection. Buyer shall have the right to inspect the Nova Beds and Enclosure Beds offered for purchase hereunder at Seller's facility. Seller will permit the Buyer to enter the Seller's facility for such inspections at any time during normal business hours.

          11. Product Warranty. Seller agrees to replace, or repair to Buyer's satisfaction, and at Seller's sole cost and expense, any and all Nova Beds and/or Enclosure Beds sold pursuant to this Agreement which are found to be defective in material, workmanship or function during the term of the aforesaid Consignment Agreement and any extension thereof. This warranty is not exclusive and is made in addition to any and all other warranties applicable to this transaction, whether express or implied, including warranties of merchantability and fitness for a particular purpose.

           12. Representations and Warranties of Seller. Seller represents and warrants to the Buyer as of the date hereof and on the date of the conveyance of any Nova Beds or Enclosure Beds contemplated hereunder that:

               (a) The Seller is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly qualified to do business and is in good standing in every jurisdiction in which the nature of its business requires it to be so qualified;

                (b) Seller has the corporate power and authority to convey the Nova Beds and/or Enclosure Beds pursuant to this Agreement, to execute and deliver this Agreement and to perform the transactions required hereby (except where a failure to qualify to do business in a jurisdiction(s) has no material adverse affect upon Seller or Buyer);

                (c) The execution, delivery and performance by Seller of this Agreement and the transactions contemplated hereby have been duly authorized by all necessary corporate or other action on the part of the Seller, do not contravene or cause the Seller to be in default under its certificate of incorporation or by-laws, any contractual restriction to which it or its property is subject, or any law, rule, regulation, order, writ, judgment, award, injunction or decree applicable to, binding on or affecting the Seller or its property (except where such default has no material adverse affect upon Seller or Buyer);

                (d) This Agreement has been duly executed and delivered by the Seller;

                (e) No approvals or consents of, notice to, filing with or licenses, permits, or qualifications from, or other actions by any governmental authority or any other party except such as have been obtained or waived, is required or necessary for the due execution, delivery and performance by the Seller of this Agreement;

               (f) This Agreement is the legal, valid and binding obligation of the Seller enforceable against the Seller in accordance with the terms hereof, subject to any applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to or affecting the enforceability of creditors' rights generally and equitable principles, whether applied in a proceeding at law or in equity;

                (g) There is no pending, threatened, nor any reasonable basis for any, action, suit or proceeding against or affecting Seller or its property asserting the invalidity of this Agreement or seeking to prevent the performance hereof except as listed on Schedule 2 attached hereto;

               (h) The Seller has full and absolute right to transfer Nova Beds and/or Enclosure Beds subject to this Agreement;

                (i) All Nova Beds and/or Enclosure Beds to be transferred hereunder are and shall be transferred free and clear of all security interests, liabilities, obligations and encumbrances including but not limited to the lien of any party holding a security interest in inventory; and

                (j) These representations and warranties are made to induce the Buyer to purchase Nova Beds and/or Enclosure Beds as herein provided and to pay the consideration therefor specified herein.

                (k) The patents listed on Schedule 1 attached hereto and incorporated herein ("Patents"), are currently owned by Seller.

                (l) Seller warrants and represents that all fees and other charges due for the Patents have been paid in full as of the execution date of this Agreement other than any payments which have no material adverse affect on the enforceability or ownership of the Patents.

                (m) No one or more of the Patents is invalid or unenforceable, in whole or in part.

                (n) Seller's the sole and exclusive owner of the Patents, and that to its knowledge no other person or party has or shall have any claim of ownership whatsoever with respect to the Patents.

           13. Representations and Warranties of Buyer. Buyer represents and warrants to the Seller as of the date hereof and on the date of the conveyance of any Nova Beds or Enclosure Beds contemplated hereunder that:

                (a) The Buyer is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly qualified to do business and is in good standing in every jurisdiction in which the nature of its business requires it to be so qualified (except where a failure to qualify to do business in a jurisdiction(s) has no material adverse affect upon Seller or Buyer);

                (b) Buyer has the corporate power and authority to purchase the Nova Beds and/or Enclosure Beds pursuant to this Agreement, to execute and deliver this Agreement and to perform the transactions required hereby;

                (c) The execution, delivery and performance by Buyer of this Agreement and the transactions contemplated hereby have been duly authorized by all necessary corporate or other action on the part of the Buyer, do not contravene or cause the Buyer to be in default under its certificate of incorporation or by-laws, any contractual restrictions to which it or its property is subject, or any law, rule, regulation, order, writ, judgment, award, injunction or decree applicable to, binding on or affecting the Buyer or its property (except where a failure to qualify to do business in a jurisdiction(s) has no material adverse affect upon Seller or Buyer);

                (d) This Agreement has been duly executed and delivered by the Buyer;

                (e) No approvals or consents of, notice to, filing with or licenses, permits, qualifications from or other action by any governmental authority or any other party, is required or necessary for the due execution, delivery and performance by the Buyer of this Agreement;

               (f) This Agreement is the legal, valid and binding obligation of the Buyer enforceable against the Buyer in accordance with the terms hereof, subject to any applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereinafter in effect relating to or affecting the enforceability of creditors' rights generally and equitable principles, whether applied in a proceeding at law or in equity;

               (g) There is no pending, threatened nor any reasonable basis for any, action, suit, or proceeding against or effecting Buyer or its property asserting the invalidity of this Agreement or seeking to prevent the performance hereof; and

                (h) These representations and warranties are made to induce the Seller to sell Nova Beds and/or Enclosure Beds as herein provided.

           14. Rights of Buyer. Seller shall be in default if Seller becomes insolvent or files, or becomes the subject of an involuntary filing of a petition which is not discharged with 60 days of such filing, under any Chapter of the United States Bankruptcy Code, shall fail to timely perform any obligation hereunder or under the Consignment Agreement or any representation or warranty of Seller hereunder shall be or with the passage of time becomes untrue. In case of Seller's default and Seller's failure to cure said default within 15 days of notice from Buyer, Buyer may offset damages or costs incurred because of such default against any amounts due and owing under the Grid Note.

           15. Notices. All notices and other communications provided for in this Agreement shall be in writing and mailed, certified or registered mail, express mailed, or delivered as to each party at its address set forth above or at such other address as shall be designated by one party in a written notice to the other party and deemed delivered upon receipt or refusal. Whenever a notice or action is required hereunder within a certain number of "days" it shall be deemed to mean calendar days unless otherwise specified.

           16. Binding Effect Assignability. This Agreement shall be binding upon and inure to the benefit of each party hereto and their respective successors and assigns Seller shall not assign any of its rights or obligations hereunder without the prior written consent of the Buyer. Buyer shall not assign any of its rights or obligations hereunder without Seller's prior written consent which will not be unreasonably withheld, delayed or conditioned, except that Seller's consent shall not be required for Buyer's assignment to any affiliate, subsidiary or parent of Buyer. This Agreement shall create and constitute the continuing obligations of the parties hereto in accordance with the terms hereof and shall remain in full force and effect until its termination, except that the rights and remedies pursuant to paragraphs 11 and 14 shall be continuing and shall survive any termination of this Agreement.

          17.  Amendments.  Consents and Waivers.
                Entire Agreement. No modification, amendment or waiver of, or with respect to, any provision of this Agreement nor consent to any departure from any of its terms and conditions, shall be effective unless it shall be in writing and signed by both of the parties hereto. Any waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given. No consent or waiver shall entitle any party to any other consent or waiver in similar or different circumstances. This Agreement and the exhibits attached hereto embodies the entire agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof.

           18. Costs and Expenses. In the event that either party hereto institutes legal action to enforce the provisions of this Agreement or the Grid Note, the non-prevailing party shall reimburse the prevailing party therein for all costs and expenses incurred in the enforcement of this Agreement or the Grid Note, including, without limitation reasonable attorneys' fees and expenses incurred in such action.

           19.   Governing Law.  Consent to Jurisdiction.  Waiver             of
Jury Trial. This Agreement shall be governed by, and construed in accordance with, the law of the State of New York but without regard to the conflict of law provisions thereof. The Buyer and Seller hereby submit to the jurisdiction of the courts of the State of New York, and the United States District Courts located therein, in the County of Broome, and State of New York. The Buyer and Seller hereby waive any objection based on Forum Non Conveniens, and any objection to venue of any action instituted hereunder. The parties hereto hereby waive any right to have a jury participate in resolving any dispute arising out of, connected with, related to, or in connection with this Agreement. Instead, any dispute resolved in court will be resolved in a bench trial without jury.

           20. Descriptive Headings. The headings of the various paragraphs of this Agreement are inserted for convenience of reference only and shall not be deemed to affect the meaning or construction of any provisions hereof.

           21. Further Assurances. Each party agrees to do such further acts and things and to execute and deliver such additional documents as may be required or deemed advisable to effectuate the purposes of this Agreement and to better assure and confirm to each party its respective rights, powers and remedies hereunder.

           22. Broker. Seller and Buyer warrant and represent to each other that no broker or agent brought about this transaction and there have not been any dealings with any such broker or agent in the connection with this Agreement, except Rinfret & Co., LLC. (hereinafter called the "Broker"). Each party hereby agrees to indemnify, defend and hold the other harmless from and against any and all claims for commissions and all costs, expenses and liabilities in connection therewith, including without limitation, attorneys fees and expenses, arising out of any conversations or negotiations had by either party with any broker other than Broker. Seller will pay Broker the commission earned by Broker in connection with this transaction pursuant to a separate agreement between Seller and Broker.

          23. Patents. Seller shall pay all fees and other charges due for the Patents as may be necessary to maintain or otherwise extend the Patents in full force as permitted by law. Seller shall, at their expense, defend, indemnify and hold harmless, from and against any and all liabilities, allegations, claims, causes or action, suits, or damages, for infringement of any third party's patent, trademark, trade dress, trade secret, copyright or other intellectual property rights resulting from Licensee's manufacture, use, sale, or offer to sell products covered by any one or more of the Patents. These obligations shall survive the expiration or earlier termination of this
Agreement. In the event Seller fails to perform its obligations under this Section Buyer shall have the right to bring and prosecute, any and all actions against any third parties that Buyer believes to infringe any of the exclusive rights granted under the Patents.

           24. Counterparts. This Agreement may be executed in one or more counterparts. All counterparts so executed when read together shall constitute an agreement, binding on all parties hereto.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their respective duly authorized officers as of the date first above written.

                         SELLER:

                                   VIVAX MEDICAL CORPORATION

                                        By:  /s/ Stephen M. Fisher_
                              Stephen M. Fisher, President


                         BUYER:

                         MED SERVICES CORP.


                                        By:  /s/ Howard M. Rittberg
                              Howard M. Rittberg, Asst. Secretary

                           EXHIBIT A

                           Nova Beds


               Serial #                      Serial #*

          1.   197                           147
          2.   142                           148
          3.   144                           149
          4.   115                           153
          5.   116                           156
          6.   117                           157
          7.   138                           158
          8.   139                           163
          9.   140                           169
          10.  146                           170
          11.  176                           171
          12.  182                           173
          13.  183                           175
          14.  185                           177
          15.  186                           178
          16.  187                           179
          17.  188                           180
          18.  190                           181
          19.  191                           111
          20.  193                           112
          21.  194                           114
          22.  195                           119
          23.  1047                          131
          24.  198                           132
          25.  199                           134

             * Rights limited to rental stream only

                           EXHIBIT B

                         Enclosure Beds


               Serial #                      Serial #*

          1.   100                           STL
          2.   101                           23
          3.   102                           31
          4.   103                           32
          5.   104                           33
          6.   105                           36
          7.   106                           52
          8.   107                           50
          9.   108                           51
          10.  109                           59
          11.  110                           60
          12.  111                           61
          13.  112                           72
          14.  113                           45
          15.  114                           82
          16.  115                           84
          17.  116                           85
          18.  117                           86
          19.  118                           87
          20.  119                           77
          21.  120                           78
          22.  121                           90
          23.  122                           91
          24.  123                           89
          25.  124                           96


             * Rights limited to rental stream only

                           EXHIBIT C

                         Form Grid Note

                           EXHIBIT D

                          Bill of Sale

                           SCHEDULE 1

                            Patents

                           SCHEDULE 2

                           Litigation

EXHIBIT 10(39)

                     DISTRIBUTION AGREEMENT


      Agreement made as of June 1, 1998 between MED SERVICES CORP., a Nevada corporation having its principal place of business at 300 Plaza Drive, Vestal, New York ("MED") and VIVAX MEDICAL CORPORATION, having its principal place of business at 545 Middle Street, Bristol, Connecticut ("Vivax").

                            Recitals

      A. MED is the owner of certain specialty medical beds known as Nova Beds ("Nova Beds"), which are more particularly described and identified by serial number in Exhibit "A" attached hereto and made a part hereof.

      B. MED is also the owner of certain specialty medical beds known as Soma Enclosure Beds ("Enclosure Beds"), which are more particularly described and identified by serial number in Exhibit "B" attached hereto and made a part hereof.

      C. MED may in the future purchase additional Nova Beds and/or Enclosure Beds (each of the Nova Beds and Enclosure Beds, whether presently owned or subsequently acquired by MED, are hereinafter sometimes referred to singularly as a "Unit" and collectively as "Units".)

      D. Vivax is in the business, among other things, of renting Units directly to customers that operate health care facilities or customers that rent medical equipment to health care facilities ("Vivax System").

     E. Vivax also provides Units to SpectraCair, a division of Mediq/PRN Life Support Services, Inc. ("Mediq") pursuant to a certain Rental Agreement dated December 29, 1997 which Units are then rented to customers of Mediq ("Mediq System").

     F. MED and Vivax have agreed to enter in to an agreement whereby MED will provide the Units to Vivax and Vivax will either rent such Units to its own customers in the Vivax System ("Vivax Units") or provide some such Units to Mediq pursuant to the aforesaid Rental Agreement ("Mediq Units"), upon the terms and conditions set forth in this Agreement.

     NOW THEREFORE, the parties agree as follows:

           1. Term and Closing Date. The term of this Agreement with respect to each conveyed Unit hereunder shall be sixty months from the respective date of the delivery of each such Unit to the Vivax hereunder.

           2. Delivery of Units. On the date MED delivers funds with respect to a particular Unit upon a closing under the Purchase Agreement ("Closing Date") MED shall deliver to Vivax the Units which it presently owns and which are set forth in Exhibits "A" and "B" and shall thereafter deliver to Vivax such additional Units as it shall acquire in accordance with that certain Purchase and Sale Agreement ("Purchase Agreement") between the parties, of even date herewith, subject to the terms of this Agreement. After - acquired Units shall be identified in the same manner and detail as those described in Exhibits "A" and "B" when delivered to the Vivax. This Agreement will be modified each time Units are transferred to include such additional Units on Exhibits A and B.

           3. Title to Units and Rental Proceeds. MED shall at all times hold and retain title to all of the Units delivered under this Agreement, together with any and all replacements thereof, and title to MED's share of the rental proceeds for such Units as hereinafter provided shall also vest in and remain the property of MED.

          4. Labels. Vivax shall, at its sole expense, affix and at all times keep affixed in a readily locatable place on each Unit a metal placard or similar permanent stamp stating the serial number of the Unit and that such unit is owned exclusively by Med.

           5. Distribution and Rental of Nova Beds. The first fifty Nova Beds delivered hereunder and described in Exhibit "A" shall be rented by Vivax to its customers in the Vivax System which customers are located in the counties of Broward, Palm Beach and Dade in the State of Florida. Additional Nova Beds subsequently acquired by MED and held hereunder shall be distributed to either or both of the Vivax System or the Mediq System as Vivax shall determine with the approval of the MED at the time of the purchase of such Unit and subject to
Section 8 hereof. Vivax shall at all times be required to rent Nova Beds in the Vivax or Mediq Systems at rental rates averaging not less than $85.00 per day or $2,000.00 per month (if rented on a monthly basis.) Such minimum average rental rates may not be reduced without the prior written approval of MED.

          6. Distribution and Rental of Enclosure Beds. The first twenty-five Enclosure Beds delivered hereunder and described in Exhibit "B" shall be distributed to Mediq and rented through the Mediq System. Additional Enclosure Beds subsequently acquired by MED shall be distributed to the Vivax System and/or the Mediq System as Vivax shall determine with the approval of MED. Vivax shall be required to rent Enclosure Beds rented through either the Vivax System or the Mediq System at rental rates averaging not less then $40.00 per day or $720.00 per month (if rented on a monthly basis). Such minimum average rental rates may not be reduced without the prior written approval of MED.

          7. Division of Rental Proceeds. With respect to Units (Nova Beds or Enclosure Beds) rented in the Vivax System, MED shall be entitled to fifty-two percent of the gross rental income received therefor. With respect to Nova Beds rented in the Mediq System, MED shall be entitled to thirty-seven percent of the gross rental income received therefor. With respect to Enclosure Beds rented in the Mediq System, MED shall be entitled to thirty-two percent of the gross rental income received therefor. Rental proceeds shall be due on the first day of the month following the Closing Date with respect to all of the Units which are subject to this Agreement and are to be rented through the Vivax System in the Counties of Broward, Palm Beach and Dade in the State of Florida or in any other fashion or location.

           8. Priority of Unit Rentals. Vivax agrees that in the event Units that are not owned by MED are utilized in either or both of the Vivax System or the Mediq System, all Units owned by MED shall be rented before any Units not owned by MED are offered for rental, subject to said Units being available for rental at the distribution site which services the geographical area in which rentals are required. Notwithstanding the above, the parties hereto agree that in addition to the reports required under Section 9 hereof, Vivax shall provide MED, on a continuing basis at the end of every six (6) month period commencing with the date hereof, a report setting forth utilization and rental revenues in all areas in which Units are rented. On or before fifteen (15) business days following the receipt of the aforementioned report by MED if the Units located at any distribution site(s) were utilized for rental during said six (6) month period at a rate which is materially below the utilization rate for Units at another distribution site, MED may request that Vivax, at Vivax's option and at Vivax's sole cost and expense either (i) relocate all or a portion of said Units to another distribution site with higher utilization rates or (ii) convey to MED a Unit located in the distribution site requested by MED in exchange for a Unit designated by MED being conveyed to Vivax.

           9. Records and Reports. Vivax shall keep and maintain books and records in form and content reasonably acceptable to MED, for the purpose of documenting the assignment of Units to the Vivax System and/or the Mediq System, for monitoring rentals of Units within each system and for determining the amounts charged and collected for all such rentals. Vivax shall provide a written report to MED and Custodian, as hereinafter defined, on a monthly basis showing the status of all Units by serial numbers, the location of all Units, current rentals of Units and accounts receivable attributable to the rental of Units ("Reports").

           10. Custodial Account. Customers in the Vivax System and Mediq System, with respect to Units assigned to the Mediq System, shall be directed to make payments of the amounts due for rentals to Vivax and sent to Atlantic Bank of New York ("Custodian") at 960 Avenue of the Americas, New York, New York 10001 for deposit into a Custodial Account maintained by the Custodian pursuant to a Custody Agreement to be entered into among MED, Vivax and Custodian in the form attached hereto as Exhibit "C" ("Custodial Agreement"). The Custodian shall be sent the Report on a monthly basis and Custodian and/or MED shall have an ongoing right to audit the rental records of Vivax and, to the extent available to or subject to the control of Vivax, the customers of Vivax in the Vivax System, Mediq, and customers of Mediq in the Mediq System to determine records of and verify the amounts to which MED and Vivax are entitled hereunder. The Custodian shall collect, deposit and disburse the rental proceeds collected in accordance with the applicable provisions of this Agreement and the Custody Agreement. Title to all rental proceeds attributable to MED or Vivax hereunder shall at all times remain in such party, and such proceeds in the hands of the Custodian, or if remitted to or collected by either Vivax or MED in error, shall be trust monies held for the benefit of the other party as provided herein. Any proceeds otherwise received by the Vivax or MED in error which are subject to this provision shall be immediately remitted in kind to the Custodian. MED shall pay all fees of the Custodian.

           11. Replacements and Repairs. Maintenance. Vivax is obligated to replace and repair Units in accordance with the warranty provision contained in the Purchase Agreement entered in to by the parties on even date herewith
("Purchase Agreement"). Vivax hereby agrees to perform such warranty services within ten calendar days from the time a Unit comes out of rental service. In addition to the foregoing, if a new model of Nova Bed or Enclosure Bed incorporating material changes or manufactured in order to comply with changed industry standards is manufactured by Vivax, Vivax shall give MED written notification of such change and MED may, at its option, require Vivax to replace existing Units with such new models as they become available, at Vivax's sole cost and expense but in any events Units will be replaced with new models where required by market demand to ensure compliance with Section 8 hereof. At the time of any such replacement, Vivax shall supply MED with a bill of sale for any such Unit which shall include a description of the Unit, its serial number and location. Units shall be maintained and serviced by Vivax at its sole expense, and on a timely basis to insure maximum availability of Units for rental.

           12. Products Liability Insurance. Vivax shall procure and maintain products liability insurance in form, amount, coverage and basis and with an insurer reasonably acceptable to MED. Vivax will deliver to MED upon the execution of this Agreement and from time to time upon request form MED copies of all policies or certificates of insurance with respect to such policies. Any such policy shall name MED as an additional insured. Such insurance shall provide that the same can not be cancelled without ten (10) days prior written notice to MED.

           13. Risk and Insurance. All risks of fire, theft or damage to the Units shall be assumed by Vivax. Vivax shall keep, or cause to be kept by its customers, such Units fully insured, at the expense of Vivax or its customers, for the benefit of and in the name of MED, covering such risks, in such amounts and with such issuers as shall be reasonably satisfactory to MED. Such insurance shall provide that the same can not be cancelled without ten (10) days prior written notice to MED and Atlantic Bank of New York.

           14. Option to Purchase. MED hereby grants Vivax options to purchase Units subject to this Agreement on the following terms and conditions. An option to purchase a particular Unit shall be exercisable only at twenty-four, thirty-six and forty-eight month intervals from the date of acquisition and consignment of the particular Unit hereunder. Any exercise of a given option on a particular Unit shall be made in writing no later than the fifth business day after the twenty-fourth, thirty-sixth or forth-eighth month, as the case may be, from the date of acquisition of a particular Unit. Prices for Nova Beds shall be as follows:

     Option                  Price Per Unit

Twenty-fourth month             $9,282.00
Thirty-sixth month               7,426.00
Forty-eighth month               5,569.00


Option prices for Enclosure Beds shall be as follows:

     Option                  Price Per Unit

Twenty-fourth month             $2,139.00
Thirty-sixth month               1,711.00
Forty-eighth month               1,284.00


Payments for Units purchased hereunder shall be made, at the election of MED, in cash or in Vivax restricted common stock. (In lieu of cash payments, MED may elect to have the amount of payment serve as an offset to and reduction of the amounts then due under the Grid Note as defined in the Purchase Agreement.) In the event MED elects to receive payment in the form of Vivax common stock, such stock shall be valued at the lesser of $2.50 per share or the then market value as quoted on the OTC Bulletin Board or such other system or exchange where trading of such common stick is reported or listed (the "Public Market Price"). Such stock shall be transferred to MED pursuant to the terms and conditions of a Subscription Agreement in the form of Exhibit "D" attached hereto and made a part hereof.

          15.  Disposition of Units at End of Term.

                A. Commencing on the date occurring twenty four (24) months from the date of this Agreement MED at any time thereafter shall have the option to sell all or any portion of the Units acquired by MED hereunder to Vivax for the depreciated value of such Units as calculated in Section 14 above. The payments due to MED from Vivax hereunder shall be made in the form of Vivax common stock at a price $5.00 per share irrespective of the then Public Market Price. Such stock shall be transferred to MED pursuant to the terms and conditions of a Subscription Agreement in the form of Exhibit "D" attached hereto and made a part hereof.

                B. At the conclusion of sixty months from the date of acquisition of a particular Unit subject to this Agreement, MED shall sell and Vivax shall purchase such Unit at a price of $3,713.00 for a Nova Bed and $856.00 for an Enclosure Bed. Such purchase shall be closed within thirty days from the expiration of the sixty-month term. (Payments may, at the election of MED, take the form of an offset to and reduction of the amounts, if any, then due for such Units under the Grid Note.) At the time of the sale of the last Unit subject to this Agreement pursuant to this paragraph, MED shall pay the remaining balance of principal and accrued interest, if any, on the Grid Note.

          16. Extension of Term. In the event that Vivax fails to purchase any Unit or Units pursuant to paragraph 15 hereof, this Agreement shall remain in full force and effect with respect to such Unit or Units for a period of 12 months thereafter upon the same terms and conditions, except, the purchase price for such Units under Paragraph 15 shall be $1.00 for each Nova Bed and $1.00 for each Enclosure Bed exercisable only at the end of such 12 month period.

           17. Inspection. MED and the Custody Agent shall have the right to inspect the Units, and any books and records relating thereto. MED shall be permitted to enter distribution facilities or any other location where records are maintained for such inspections at any time during normal business hours to the extent the same are within Vivax's control.


          18.  Financing Statements.

                A. Vivax shall sign and deliver to MED such Uniform Commercial Code Financing and Continuation Statements, in form satisfactory to MED, as MED may from time to time reasonably request. In addition MED is hereby authorized to sign and file such financing and continuation statements without the signature of the Vivax. MED may, at its sole expense, execute, file such statements in such filing offices as MED shall deem necessary or appropriate. Such filings shall be precautionary only. Title to the Units and MED's share of the rental proceeds thereof, shall remain in MED as provided herein, and this Agreement shall not be in any event as an agreement for security purposes.

                B. Vivax shall promptly file UCC financing statements or continuation statements (i) naming as debtor, any distributor or consignee in possession of the Units, including but not limited to, SpectraCair and Vivax Medical Services, Inc. and (ii) in each and every state and county in which the Units shall be located.

           19. Indemnity. Vivax shall indemnify, defend and hold MED harmless from and against any and all losses, damages, liabilities, expenses, claims, suits, actions, or causes of action, including without limitation, reasonable attorneys' fees, arising from any damage to persons or property resulting from the distribution, rental and/or use, and maintenance, repair and saving, of the Units, including, without limitation, any products liability claim made with respect to any of the Units.

           20. Opinion of Legal Counsel. Upon the execution of this Agreement Vivax shall provide MED and Custody Agent with a written opinion of legal counsel to the Vivax in form reasonably acceptable to Custody Agent and MED's legal counsel.

           21.   Representations  and Warranties of  MED.   MED  represents  and
warrants to the Vivax that:

           (a) The MED is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly qualified to do business and is in good standing in every jurisdiction in which the nature of its business requires it to be so qualified (except where a failure to qualify to do business in a jurisdiction(s) has no material adverse impact on MED or Vivax);

           (b) MED has the corporate power and authority to consign the Units pursuant to this Agreement, to execute and deliver this Agreement and to perform the transactions required hereby;

           (c) The execution, delivery and performance by MED of this Agreement and the transactions contemplated hereby have been duly authorized by all necessary corporate or other action on the part of the MED, do not contravene or cause the MED to be in default under its certificate of incorporation or by-laws, any contractual restriction to which it or its property is subject, or any law, rule, regulation, order, writ, judgment, award, injunction or decree applicable to, binding on or affecting the MED or its property (except where such default has no material adverse impact on MED or Vivax);

          (d)  This Agreement has been duly executed and delivered by the MED;

          (e) No approvals or consents of, notice to, filings with or licenses, permits or qualifications from, or other actions by any governmental authority or any other party, is required or necessary for the due execution, delivery and performance by the MED of this Agreement;

           (f) This Agreement is the legal, valid and binding obligation of the MED enforceable against the MED in accordance with the terms hereof, subject to any applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to or affecting the enforceability of creditors' rights generally and equitable principles, whether applied in a proceeding at law or in equity;

           (g) There is no pending, threatened, nor any reasonable basis for any, action, suit or proceeding against or affecting MED or its property asserting the invalidity of this Agreement or seeking to prevent the performance hereof;

          (h) These representations and warranties are made to induce the Vivax to enter in to this Agreement.

           22. Representations and Warranties of Vivax. Vivax represents and warrants to MED that:

           (a) The Vivax is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly qualified to do business and is in good standing in every jurisdiction in which the nature of its business requires it to be so qualified (except where a failure to qualify to do business in a jurisdiction(s) has no material adverse impact on MED or Vivax);

          (b) Vivax has the corporate power and authority to accept consignment of the Units pursuant to this Agreement, to execute and deliver this Agreement and to perform the transactions required hereby;

           (c) The execution, delivery and performance by Vivax of this Agreement and the transactions contemplated hereby have been duly authorized by all necessary corporate or other action on the part of the Vivax, do not contravene or cause the Vivax to be in default under its certificate of incorporation or by-laws, any contractual restriction to which it or its property is subject, or any law, rule, regulation, order, writ, judgment, award, injunction or decree applicable to, binding on or affecting the Vivax or its property (except where a failure to qualify to do business in a jurisdiction(s) has no material adverse impact on MED or Vivax);

          (d)  This Agreement has been duly executed and delivered by the Vivax;

          (e) No approvals or consents of, notice to, filings with or licenses, permits or qualifications from, or other actions by any governmental authority or any other party except such as have been obtained or waived, is required or necessary for the due execution, delivery and performance by the Vivax of this Agreement;

           (f) This Agreement is the legal, valid and binding obligation of the Vivax enforceable against the Vivax in accordance with the terms hereof, subject to any applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to or affecting the enforceability of creditors' rights generally and equitable principles, whether applied in a proceeding at law or in equity;

           (g) There is no pending, threatened, nor any reasonable basis for any, action, suit or proceeding against or affecting Vivax or its property asserting the invalidity of this Agreement or seeking to prevent the performance hereof except as set forth in Schedule 1 attached hereto;

          (h) These representations and warranties are made to induce the Vivax to enter in to this Agreement.

           23. Rights of MED. Vivax shall be in default if Vivax files, or becomes the subject of an involuntary filing of a petition which is not discharged within 60 days of such filing, under any Chapter of the United States Bankruptcy Code, shall fail to timely perform any obligation hereunder or under the Purchase Agreement or any representation or warranty of Vivax hereunder shall be untrue. In case of Vivax's default, after written notice from MED and the failure of Vivax to cure within thirty days of such notice or if said default cannot be cured within a thirty day period Vivax's failure to commence to cure within thirty days and to complete said cure within a reasonable period of time, MED may cancel this Agreement, repossess Units in the possession of Vivax, customers of Vivax, Mediq, or of customers of Mediq offset any damages or costs incurred because of such default against any amounts due and owing under the Grid Note and MED's obligations to Vivax under this Agreement shall become null, void and of no effect.

           24. Notices. All notices and other communications provided for in this Agreement shall be in writing and mailed certified mail return receipt requested, express mailed, or delivered as to each party at its address set forth above or at such other address as shall be designated by one party in a written notice to the other party and deemed delivered upon receipt or refusal. Whenever a notice or action is required hereunder within a certain number of "days" it shall be deemed to mean calendar days unless otherwise specified.

           25. Binding Effect. Assignability. This Agreement shall be binding upon and inure to the benefit of each party hereto and their respective successors and assigns, except that the Vivax shall not assign any of its rights hereunder without the prior written consent of the MED. MED shall not assign any of its rights or obligations hereunder without Vivax's prior written consent, which will not be unreasonably withheld, delayed or conditioned, except that Vivax's Consent shall not be required for MED's assignment to any affiliate, subsidiary or parent of MED. This Agreement shall create and constitute the continuing obligations of the parties hereto in accordance with the terms hereof and shall remain in full force and effect until its termination, except that the rights and remedies pursuant to paragraphs 10, 12,

13, 19, 22 and 27 shall be continuing and shall survive any termination of this Agreement.

           26. Amendments. Consents and Waivers. Entire Agreement. No modification, amendment or waiver of, or with respect to, any provision of this Agreement nor consent to any departure from any of its terms and conditions, shall be effective unless it shall be in writing and signed by both of the parties hereto. Any waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given. No consent or waiver shall entitle any party to any other consent or waiver in similar or different circumstances. This Agreement embodies the entire agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof.

           27. Costs and Expenses. In the event that either party hereto institutes legal action to enforce the provisions of this Agreement, the non-prevailing party shall reimburse the prevailing party therein for all costs and expenses incurred in the enforcement of this Agreement, including, without limitation reasonable attorneys' fees and expenses incurred in such action.

           28.   Governing Law.  Consent to Jurisdiction.  Waiver             of
Jury Trial. This Agreement shall be governed by, and construed in accordance with, the law of the State of New York but without regard to the conflict of law provisions thereof. The Vivax hereby submits to the jurisdiction of the courts of the State of New York, and the United States District Courts, in the County of Broome, and State of New York. The Vivax hereby waives any objection based on Forum Non Conveniens, and any objection to venue of any action instituted hereunder. The parties hereto hereby waive any right to have a jury participate in resolving any dispute arising out of, connected with, related to, or in connection with this Agreement. Instead, any dispute resolved in court will be resolved in a bench trial without jury.

           29. Descriptive Headings. The headings of the various paragraphs of this Agreement are inserted for convenience of reference only and shall not be deemed to affect the meaning or construction of any provisions hereof.

           30. Further Assurances. Each party agrees to do such further acts and things and to execute and deliver such additional documents as may be required or deemed advisable to effectuate the purposes of this Agreement and to better assure and confirm to each party its respective rights, powers and remedies hereunder.

          31. No Partnership or Joint Venture. Nothing in this Agreement shall be construed to make the parties hereto partners or joint venturers or render any of said parties liable for the debts or obligations of the other.

           32. Right to Pledge. Notwithstanding anything to the contrary contained herein, MED shall have the right to grant a security interest in all or any portion of the Units. Vivax agrees, at MED's request, to execute such agreements, in the form requested by such holder, as may be required by the holder of a security interest in the Units, expressly recognizing the priority of such security interest over any right Vivax may have to the Units, except the rights set forth in Paragraphs 7 and 14 herein.

          33. Full Force and Effect. Within ten (10) days of MED's receipt of written request by MED, from time to time, Vivax shall deliver to MED or MED's lender, a duly executed and acknowledged instrument, certifying that this Agreement and the Purchase and Sale Agreement are in full force and effect and that no default exists under either aforementioned agreement.

           34. Counterparts. This Agreement may be executed in one or more counterparts. All counterparts so executed when read together shall constitute one agreement, binding on all parties hereto.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their respective duly authorized officers as of the date first above written.


                         MED SERVICES CORP.

                              By:  /s/ Howard M. Rittberg
                              Howard M. Rittberg, Asst. Secretary

                         VIVAX MEDICAL CORPORATION

                              By:  /s/ Stephen M. Fisher______
                              Stephen M. Fisher, President

                           Exhibit A

                           Nova Beds

                           Exhibit B

                         Enclosure Beds

                           Exhibit C

                       Custody Agreement

                           Exhibit D

                     Subscription Agreement

EXHIBIT 10(40)

REVOLVING LINE OF CREDIT GRID PROMISSORY NOTE

New York, New York                                     $1,000,000
                                                   August 7, 1998

                     A.  TERMS OF PAYMENT

     1. FOR VALUE RECEIVED, on August 7, 1998 (the "Maturity Date"), Med Services Corp., a corporation formed under the laws of the State of Nevada, ("Borrower") promises to pay to the order of ATLANTIC BANK OF NEW YORK (the "Bank") at its offices at 960 Avenue of the Americas, New York, New York, or at such other place as the Bank may designate in writing, the lesser of: (a) the principal sum of One Million and 00/100 Dollars ($1,000,000) (the "Line of Credit"), or (b) the aggregate unpaid principal sum of all loans ("Loans") made by the Bank, which Loans may be made in the Bank's sole discretion, under this Revolving Line of Credit Grid Promissory Note (the "Note") from time to time. Within the limits of the Line of Credit and subject to the terms and conditions of this Note, including, but not limited to, mandatory prepayment pursuant to
Section 13A hereof, Borrower may borrow, prepay and reborrow funds under this Note.

     2. Interest. (a) Borrower will pay interest on the unpaid principal amount of all Loans from time to time outstanding, computed on the basis of a 360-day year (the charging of interest on the basis of a 360-day year results in the payment of more interest than would be required if interest were charged on the basis of the actual number of days in the year), at a rate per annum which shall be equal to two percent (2.0%) per annum above the rate of interest designated by the Bank, and in effect from time to time, as its "Benchmark Rate,"1 adjusted as and when said Benchmark Rate changes. (Borrower acknowledges that the Benchmark Rate may not necessarily represent the lowest rate of interest charged by the Bank to its customers.)

          (b) Borrower will pay interest, at the rate described above, monthly on the first day of each month in each year, commencing immediately, at maturity (whether by acceleration or otherwise) and upon the making of any prepayment, as hereinafter provided. In addition, Borrower will pay interest on any overdue installment of principal for the period for which it is overdue, on demand, at a rate equal to 3% per annum above the rate of interest hereinabove indicated. All payments, including insufficient payments, shall be credited, regardless of their designation by Borrower, first to outstanding late charges, then to interest and the remainder, if any, to principal.

            (c) All payment obligations arising under this Note and any other documents executed pursuant hereto, are subject to the express condition that at no time shall Borrower be obligated or required to pay interest at a rate which could subject the Bank to either civil or criminal liability as a result of being in excess of the maximum rate which Borrower is permitted by law to contract or agree to pay. If by the terms of this Note, or other documents executed pursuant hereto, Borrower is at any time required or obligated to pay interest at a rate in excess of such maximum rate, the applicable rate of interest shall be deemed to be immediately reduced to such maximum rate, and interest thus payable shall be computed at such maximum rate, and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of principal.

     3. Maximum Borrowing. Notwithstanding anything to the contrary in this Note, the principal amount of all Loans hereunder shall not exceed sixty percent (60%) of the purchase price to be paid by Borrower with respect to each of the Beds (hereinafter defined) purchased from Vivax Medical Corporation ("Vivax") pursuant to the Vivax Purchase Agreement (hereinafter defined). The proceeds of each of the Loans, after satisfaction of the Existing Note (hereinafter defined), shall be used exclusively for the purchase by Borrower of Beds from Vivax pursuant to the Vivax Purchase Agreement.

      4. No Obligation to Extend Credit. Notwithstanding any terms in this Note to the contrary, the enumeration in this Note of specific obligations of Borrower to the Bank and/or conditions to the availability of funds under this Note shall not be construed to qualify, define, or otherwise limit the Bank's right, power, or ability, at any time, under applicable law, to decline to make Loans to Borrower under this Note. Borrower agrees that its breach of or default under any such enumerated obligations or conditions is not the only basis upon which the Bank may refuse to extend credit under this Note.

     5. Use Of Grid. (a) The Bank is hereby authorized by Borrower to enter and record on the schedule attached hereto (or any similar record maintained by the Bank) the amount of each Loan made under this Note, and each payment and prepayment of principal thereon without any further authorization on the part of Borrower or any endorser of this Note. The entry of a Loan on said schedule shall be prima facie and presumptive evidence of the entered item and its conditions. The Bank's failure to make an entry, however, shall not limit or otherwise affect the obligations of Borrower or any endorser of this Note. At its option, Borrower may make prepayments of principal hereof, in whole or in part, at any time, without penalty or premium, provided that on the date of each such prepayment Borrower shall pay all then accrued and unpaid interest on the principal amount hereof.

          (b) Subject to extension in writing, all Loans not theretofore accelerated shall mature on the original Maturity Date of August 6, 1999.

     6. Security Interest In Property. All Property (as hereinafter defined) held by the Bank shall be subject to a security interest in favor of the Bank as security for any and all Liabilities (as hereinafter defined) and as security for such Liabilities, Borrower hereby grants to the Bank a continuing perfected interest on and security interest in, and hereby pledges and assigns to the Bank all of Borrower's right title and interest, whether now owned or hereafter acquired, howsoever arising, in and to the Property. The term "Property" shall mean the balance of every deposit account of Borrower with the Bank or any of the Bank's nominees or agents and all other obligations of the Bank or any of its nominees or agents to Borrower, whether now existing or hereafter arising, and all other personal property of Borrower (including without limitation all money, accounts, general intangibles, goods, instruments, documents, and chattel paper) which, or evidence of which, are now or at any time in the future shall come into the possession or under the control of or be in transit to the Bank or any of its nominees or agents for any purpose, whether or not accepted for the purposes for which it was delivered and any and all proceeds, howsoever arising, of the property described herein. The term "Liabilities" shall mean the indebtedness evidenced by this Note and all other indebtedness, liabilities and obligations of any kind of Borrower (or any partnership or other group of which Borrower is a member) to (a) the Bank, (b) any group of which the Bank is a member, or (c) any other person or entity if the Bank has a participation or other interest in such indebtedness, liabilities or obligations, whether (i) for the Bank's own account or as agent for others, (ii) acquired directly or indirectly by the Bank from Borrower or others, (iii) absolute or contingent, joint or several, secured or unsecured, liquidated or unliquidated, due or not due, contractual or tortious, now existing or hereafter arising, or (iv) incurred by Borrower as principal, surety, endorser, guarantor or otherwise, and including without limitation, all expenses, including attorneys' fees and disbursements, incurred by the Bank in connection with any such indebtedness, liabilities, or obligations with respect to any of the Property (including any sale or other disposition of any Property).

     7. Account Debits, Etc. Borrower and any endorser of this Note hereby authorize (but shall not require) the Bank to debit any account maintained by Borrower or any such endorser with the Bank (including, without limitation
Account No. 01224174) at any date on which any payments, including, without limitation, any payment of principal, interest or fees are due under this Note, in an amount equal to any unpaid portion of such payment. If any payment of principal, interest or fees becomes due on a day on which the Bank is closed (as required or permitted by law or otherwise), such payment shall be made not later than the next succeeding business day, and such extension shall be included in computing interest in connection with such payment. All payments by Borrower or any endorser of this Note on account of principal, interest or fees hereunder shall be made in lawful money of the United States of America, in immediately available funds.

     8. Use Of Proceeds. Borrower shall use the proceeds of the loans to immediately pay the Bank all obligations owed by Borrower to the Bank under a certain promissory note dated June 17, 1998 in the principal sum of $450,000 (the "Existing Note"). Borrower will not, directly or indirectly, use any proceeds of Loans hereunder for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System or to extend credit to any person for the purpose of purchasing or carrying any such margin stock, or for any purpose which violates, or is inconsistent with, Regulation X of such Board of Governors.

               B.  REPRESENTATIONS AND WARRANTIES

     9.   Borrower represents and warrants to the Bank that:

          (a) Borrower is a corporation duly incorporated and validly existing, under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its assets and to transact the business in which it is now engaged or proposes to be engaged, is duly qualified as a foreign corporation and is in good standing under the laws of each other jurisdiction in which such qualification is required.

            (b) Borrower has full power and authority to execute and deliver this Note, to borrow funds hereunder, and to incur the obligations provided for in this Note, all of which have been duly authorized by all proper and necessary corporate action. No consent or approval of any person or entity, including, without limitation, any of Borrower's stockholders or creditors, or any governmental or administrative authority, instrumentality, or agency is required as a condition to the validity of this Note.

          (c) This Note is the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

          (d) No certificate, information, exhibit, or report furnished by Borrower to the Bank in connection with this Note contains any material misstatement of fact or omits to state a material fact or any fact necessary to make the statement contained therein not materially misleading.

          (e) Borrower is not in default in any material respect in the performance, observance or fulfillment of any of the obligations, covenants, or conditions contained in any material agreement or instrument material to its business to which it is a party or by which it or its property may be bound.

          (f) There is no pending or threatened action or proceeding against or affecting Borrower before any court, governmental agency, or arbitrator which may, in any one case or in the aggregate, materially and adversely affect the financial condition, operations, prospects, property, or business of Borrower, or the ability of Borrower to perform its obligations under this Note.

          (g) One hundred percent (100%) of the issued and outstanding shares of Borrower is owned by Jayark Corporation, Inc. ("Jayark").

          (h) No Subsidiary (hereinafter defined) of Borrower exists on the date hereof and Borrower shall not in any way create a Subsidiary without the written consent of the Bank.

          (i) No debts, guarantees, liens or contractual agreements of any kind between or among Borrower, Jayark, Vivax, Vivax Medical Services, Inc. ("Vivax Services") or Mediq (hereinafter defined) exist with respect to Beds except for:
(a) this Note, (b) the Security Agreement dated the date hereof between Borrower and the Bank (the "Security Agreement"), (c) the Vivax Purchase Agreement; (d) the Vivax Distribution Agreement (hereinafter defined); (e) the Vivax Custody Agreement (hereinafter defined); (f) the Consignment/Rental Agreement dated December 29, 1997 by and between Vivax and SpectraCair, a division of Mediq; and
(g) the letter agreement dated June 17, 1998 between Jayark and Vivax pursuant to which Vivax has engaged Jayark as a private placement agent.

                   C.  AFFIRMATIVE COVENANTS

     10. (a) So long as this Note remains unpaid in whole or in part, or the Line of Credit shall remain in effect, Borrower shall furnish to the Bank, or cause to be furnished to the Bank, at Borrower's expense:

                 (i) (A) annual audited financial statements for Borrower, Jayark, Vivax, and Vivax Services prepared by independent certified public accountants selected by Borrower, Jayark, Vivax, and Vivax Services respectively, and satisfactory to the Bank, (B) if not included in such audited statements, consolidated or consolidating disclosure statements for such year prepared by management, all within 120 days after the end of each fiscal year, all of which financial statements shall be prepared in accordance with generally accepted accounting principles in the United States as in effect from time to time ("GAAP"), applied consistently with prior practices, and shall include a balance sheet, a statement of operations, a statement of cash flows and a statement of changes in shareholders' equity; and (C) a certificate, at the time of delivery of the annual financial statements, by the certified public accountants that the Borrower is not in default of any obligations;

               (ii) within 45 days after the end of each fiscal quarter, quarterly financial statements for Borrower, Jayark, Vivax and Vivax Services, prepared by management, which financial statements shall be prepared in accordance with GAAP, applied consistently with prior practices and shall include a balance sheet, statement of operation, a statement of cash flows, a statement of change in shareholders' equity, and a certificate stating that each such entity is not in default of any obligations. All such financial statements of the Borrower and Jayark shall be signed by David Koffman;

               (iii) an aging of the accounts payable and accounts receivable of Borrower (in a format satisfactory to the Bank), within 10 days after the close of each calendar month and at any other time when the same is provided to any other person, such aging to include receivables including, but not limited to, all amounts due from Vivax under a certain Distribution Agreement dated June 1, 1998 between Borrower and Vivax (the "Vivax Distribution Agreement"), and any allowance for doubtful accounts;

               (iv)   within  10  days of the close of each  calendar  month,  a schedule (each a "Collateral Status Schedule"), in form and substance satisfactory to the Bank and including, without limitation: (A) an identification of each item of the Collateral (as defined in the Security Agreement) owned by Borrower and distributed by Vivax pursuant to the Vivax Distribution Agreement, including, without limitation, the physical location of each item of such Collateral, any lease or sublease concerning same, and for each such lease or sublease the name and address of the lessee or sublessee, and the period covered by such lease or sublease, and (B) the payment terms for each such lease or sublease and lease and sublease billings to date, and (C) amounts due Vivax and Borrower with respect to each lease with respect to the Beds. Each such monthly Collateral Status Schedule shall be certified by a duly authorized officer of Borrower and Vivax as being true, correct and complete;

               (vii) promptly after the filing thereof each year, copies of all federal and state income tax returns of Borrower and Jayark;

               (viii) promptly after the entry thereof, a report of any judgment against Borrower; and

               (ix)      promptly  after  a  request by  the  Bank,  such  other
financial statements and information concerning the business operations, properties and conditions, financial or otherwise, of Borrower, Jayark, Vivax, and Vivax Services, as the Bank may reasonably request from time to time.

            (b) Borrower and Vivax shall each at all times maintain insurance with responsible and reputable insurance companies or associations in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which Borrower operates, which insurance shall comply with Section 11 of the Security Agreement.

          (c) Borrower shall at any reasonable time and from time to time, permit the Bank or any of its agents or representatives to examine and copy its records and books of accounts, visit its properties and discuss its affairs, finances and accounts with any of its officers, directors or independent accountants.

          (d) Borrower shall preserve and maintain its corporate existence and good standing in the jurisdiction of incorporation of such corporation, and qualify and remain qualified, as a foreign corporation in each jurisdiction in which such qualification is required.

          (e) Borrower shall comply in all material respects with all material contracts to which it is a party and with all applicable laws, rules, regulations, and orders, such compliance to include, without limitation, paying before the same become delinquent all taxes, assessments, and governmental charges imposed upon it and its property.

          (f)   Borrower shall promptly notify the Bank of any of the following:
(i) any proceeding being instituted or threatened to be instituted by or against Borrower or, to the extent Borrower has actual knowledge, against Vivax, Vivax Services, Mediq, or any lessee or sublessee of the Beds, in any federal, state, local or foreign court or before any commission or other regulatory body (federal, state, local or foreign), (ii) any order, judgment or decree being entered against Borrower or, to the extent Borrower has actual knowledge, against Vivax, Vivax Services, Mediq, or any lessee or sublessee of the Beds, or any of their property or assets, (iii) any actual or prospective change, development or event which has had or could reasonably be expected to have a material adverse effect, on the affairs or condition (financial or otherwise) of Borrower or, to the extent Borrower has actual knowledge, of Vivax, Vivax Services, Mediq, or any lessee or sublessee of the Beds, or (iv) the occurrence of a default or Event of Default hereunder.

          (g) Borrower shall take all such further actions and execute all such further documents and instruments as the Bank may at any time reasonably determine, in its sole discretion, to be necessary or desirable to further inform the Bank or to further or better carry out and consummate the transactions contemplated by this Note and the other documents, instruments and agreements executed or delivered in connection herewith. If the Bank requests, Borrower shall cause any Subsidiary created hereafter to become a co-borrower hereunder or a guarantor of this Note, and to pledge any collateral required by the Bank to secure such Subsidiary's obligations, all pursuant to a guaranty in form acceptable to the Bank and other documentation substantially the same as this Note, the Security Agreement and the other documents made in connection herewith and reasonably acceptable to the Bank.

           (h) All proceeds of the Loans, after satisfaction of the Existing Note, shall be used exclusively for the purchase of "Nova Beds" and/or "Enclosure Beds" from Vivax, pursuant to a certain Purchase and Sale Agreement dated as of June 1, 1998 (the "Vivax Purchase Agreement") [the terms "Nova Beds" and "Enclosure Beds" are defined in the Vivax Purchase Agreement, and shall be collectively referred to as the "Beds"].

          (i) Borrower shall maintain all of its savings and checking accounts at the Bank.

          (j) Borrower shall, at its sole expense, cause labels or a permanent stamp to be permanently affixed to each of the Beds, which label or stamp shall clearly indicate that such Bed is "Exclusively Owned By Med Services Corp." and indicating Borrower's business address.

          (k) Borrower shall not permit Vivax, Vivax Services, Mediq or any other person or entity to enter into any lease or agreement with respect to the Beds, unless: (i) with respect to Beds distributed by Vivax, such lease or agreement is substantially in the form of Exhibit 1 to the Security Agreement, or, with respect to Beds distributed by Mediq, such lease or agreement is substantially in the form of Exhibit 2 to the Security Agreement; and (ii) Borrower and Vivax each files a Uniform Commercial Code financing statement with respect to such Beds in every state and county where the Beds are located.

          (l) Borrower shall not permit Vivax or Mediq to have rented an aggregate of greater than 5% of the Beds at any one time directly to natural persons.

     11. In addition to the above affirmative covenants, so long as this Note remains unpaid or the Line of Credit shall remain in effect, Borrower agrees that it shall at Borrower's sole expense, permit the Bank to, at any time and from time to time, retain and employ the services of a certified public accountant selected by the Bank, to conduct a field audit of Borrower's accounts receivable or rights under the Vivax Distribution Agreement, if deemed necessary by the Bank.

                     D.  CONDITIONS PRECEDENT

     12. In connection with the making of any Loan to Borrower, the Bank shall have received on or before the date of the making of any such Loan any opinions, assurances, searches, continuations and/or like items, and any subordination agreements and other agreements as the Bank shall request. Among other things, in connection with the first Loan hereunder, the Bank shall have received the following, in form and substance satisfactory to the Bank and the Bank's counsel:

          (i) certified (as of the date of this Note) copies of all corporate action taken by Borrower, including resolutions of its Board of Directors, authorizing the execution, delivery, and performance under this Note and each other document to be delivered pursuant thereto;

          (ii) a certificate of incorporation of Borrower, a certificate of good standing of Borrower, and a certificate (dated as of the date of this Note) of the Secretary of Borrower certifying the names and true signatures of the officers of Borrower authorized to sign the documents to be delivered in connection herewith;

          (iii) a Security Agreement granting the Bank a security interest in all of Borrower's assets duly signed by an authorized officer of Borrower, together with financing statements (UCC-1s) relating thereto;

            (iv) an endorsement for each of Borrower's insurance policies naming the Bank as loss payee and an additional insured with respect to the Beds purchased by Borrower and any other tangible personable property of Borrower;

          (v) a subordination agreement with respect to any indebtedness or obligations of Borrower to Vivax;

          (vi) a copy of an invoice for the Beds purchased pursuant to the Vivax Purchase Agreement, and the amount borrowed hereunder shall not exceed sixty percent (60%) of such purchase price, and Jayark shall have paid in to Borrower as equity an amount equal to twenty percent (20%) of such purchase price, inclusive of all shipping and installation charges with respect to the Beds.

          (vii) copies of the Vivax Purchase Agreement, the Vivax Distribution Agreement and all other agreements between: (a) Vivax and Mediq/PRN Life Support Services, Inc. ("Mediq"); (b) Vivax and Borrower; and (c) Vivax and/or Mediq and any other person or entity concerning any of the "Nova Beds" or "Enclosure Beds".

          (viii) a letter from each of the secured creditors of Vivax and Vivax Services releasing such creditors' liens on and security interests in the Beds;

          (ix) evidence that a notice has been sent to all creditors of Mediq having a security interest in inventory and/or equipment notifying them that Mediq shall receive possession of Beds on consignment from Vivax;

          (x) a Custody Agreement among the Bank, Vivax, and Borrower, (the "Vivax Custody Agreement") pursuant to which, among other things: (a) the Bank shall be irrevocably appointed the custodian with respect to all rental income from Borrower's Beds, (b) Vivax shall grant to the Bank a first lien on all monies received by the Bank to secure Vivax's obligations under the Vivax Custody Agreement and the right, upon an Event of Default, to apply such monies against any of the claims of the Bank pursuant to the Vivax Custody Agreement, as determined by the Bank, (c) the Bank may make distributions to Borrower and Vivax, and (d) the Bank shall be entitled to a custodian's fee (in addition to all other fees and amounts due the Bank hereunder);

          (xi) satisfaction in full of the Borrower's obligations under the Existing Note; and

          (xii) the Vivax Distribution Agreement shall have been executed by all parties and shall provide, among other things, that Vivax shall rent all Beds owned by Borrower prior to renting any Beds owned by any other entity.

                     E.  NEGATIVE COVENANTS

     13. So long as this Note remains unpaid or the Line of Credit shall remain in effect, Borrower shall not:

            (a) incur, create, assume or suffer to exist any indebtedness for borrowed money or any goods or services provided on credit, other than indebtedness evidenced by this Note, and indebtedness to Vivax pursuant to the Vivax Purchase Agreement in the minimum amount of twenty percent (20%) of the purchase price of the Beds and which is subordinate to the claims of the Bank, without prior notice to and consent of the Bank;

          (b) guaranty, endorse or otherwise become liable for the payment or performance of the obligations of any other person or entity, except for the endorsement of negotiable instruments in the ordinary course of business, without prior notice to and consent of the Bank;

          (c) create, incur, assume or suffer to exist any lien, encumbrance, security interest, charge or mortgage (collectively "Liens") on any of its property now owned or hereafter acquired except (i) Liens granted to the Bank;
(ii) Liens arising by operation of law for amounts that are not yet due and payable or which are being diligently contested in good faith by Borrower, so long as adequate reserves are maintained by Borrower for their payment, (iii) deposits or pledges to secure obligations under workmen's compensation, social security or similar laws, or under unemployment insurance, and (iv) deposits or pledges to secure bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds and other obligations of like nature arising in the ordinary course of business, without prior notice to and consent of the Bank;
          (d) sell, lease, assign, transfer or otherwise dispose of any of its assets or properties other than pursuant to the Vivax Distribution Agreement;

          (e)    (i)  acquire the capital stock or assets of any other business,
(ii) purchase any of its own outstanding stock, or (iii) lend or advance credit, property or money to any person;

          (f) make any distribution of any kind to any officers, directors, shareholders of Borrower or to Jayark or any other affiliate of Borrower; provided however, if no Event of Default has occurred Borrower: (i) may distribute up to $5,000 to Jayark on the last day of each calendar month to reimburse Jayark for overhead expenses related to Borrower; (ii) may, pursuant to a letter agreement between Borrower and Peter Rinfret dated June 12, 1998, pay Peter Rinfret a fee equal to two (2%) percent of the "gross rental income" as described in and on the terms and conditions of such letter agreement; and
(iii) may make other distributions to Jayark, but only to the extent that the cash balance of Borrower at an account maintained with the Bank, measured both before and after giving effect to such contemplated distribution to Jayark, exceeds $315,000.

     F.  PAYMENT IN THE EVENT BEDS ARE REPURCHASED BY VIVAX

     13A. In the event Vivax repurchases Beds from Borrower, pursuant to the Vivax Distribution Agreement, Borrower shall pay the Bank such amount as is equal to the gross purchase price per unit as set forth in paragraphs 14 and 15 of the Vivax Distribution Agreement by Vivax for all such Beds, which payment shall be applied to the Liabilities in such order of priority as Borrower shall determine in its sole discretion.

                     G.  EVENTS OF DEFAULT

     14. If any of the following events (each an "Event of Default") shall occur and be continuing:

          (a) Borrower shall fail to make any payment of principal or interest on this Note, or any fee provided for herein, when due;

          (b) Borrower shall default in the performance or observance of any covenant or agreement contained herein, except that with respect to paragraph 10(a) of Section C hereof the Borrower shall have a grace period of 10 days after notice of a default thereunder in which to cure such default before an Event of Default will be deemed to have occurred;

          (c) any representation or warranty made by or on behalf of Borrower in this Note or in any other certificate, agreement, instrument, or statement delivered to the Bank by or on behalf of Borrower shall at any time prove to have been incorrect when made in any material respect;

          (d) an event of default or default shall occur and be continuing under any other agreement, document or instrument executed and delivered to the Bank by Borrower or any endorser, guarantor or hypothecator relating to any Liabilities;

          (e) Borrower shall default in the payment of principal or interest on any indebtedness for borrowed money (including any such indebtedness in the nature of a lease) or shall default in the performance or observance of the terms of any instrument pursuant to which such indebtedness was created or is secured, the effect of which default is to cause or permit any holder of any such indebtedness to cause the same to become due prior to its stated maturity (and whether or not such default is waived by the holder thereof);

          (f) Borrower or any of Borrower's officers, employees, or assets shall be indicted for, or become a defendant in any civil or criminal proceeding relating to racketeering activity or any other offense, a potential penalty for which is forfeiture of all or any part of Borrower's assets to any federal or state government or agency or any instrumentality thereof;

          (g) any change in the condition or affairs (financial or otherwise) of Borrower shall occur which, in the opinion of the Bank, increases its risk with respect to any Liabilities or impairs any security therefor;

          (h) any judgment against Borrower, Vivax, Vivax Services, Mediq or any lessee of Beds, or any attachment, levy or execution against any of their properties for any amount shall remain unpaid, or shall not be released, discharged, dismissed, stayed or fully bonded for a period of thirty (30) days or more after its entry, issue or levy, as the case may be;

          (i) Borrower, Vivax, Vivax Services, Mediq or any lessee or sublessee of the Beds (which lessee or sublessee is in possession of five (5) or more
Beds), shall become insolvent (however evidenced) or be unable, or admit in writing its inability, to pay its debts as they mature;

            (j) Borrower, Vivax, Vivax Services, Mediq or any lessee or sublessee of the Beds (which lessee or sublessee is in possession of five (5) or more Beds), shall make an assignment for the benefit of creditors, or a trustee, receiver or liquidator shall be appointed for Borrower, Vivax, Vivax Services, or Mediq or for any of their property;

          (k) the commencement of any proceedings by Borrower, Vivax, Vivax Services, Mediq or any lessee or sublessee of the Beds (which lessee or sublessee is in possession of five (5) or more Beds), under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt, receivership, liquidation or dissolution law or statute, or the commencement of any such proceedings without the consent of Borrower, Vivax, Vivax Services, Mediq or any lessee or sublessee of the Beds, where such proceedings shall continue undischarged for a period of twenty (20) days;

          (l) David Koffman shall cease to be active in the day-to-day management of Borrower;

          (m) without the Bank's prior written consent (which shall not be unreasonably withheld in the event of a transfer to a Koffman family member or to an entity which the Bank in good faith determines to be controlled by Koffman family members), Jayark shall cease to own one hundred percent (100%) of the issued and outstanding shares of Borrower;

          (n) a daily average of at least twenty percent (20%) of the Beds purchased by Borrower under the Vivax Purchase Agreement shall not have been rented out to end users of such Beds, during any fiscal quarter of Borrower, at rates at least as high as specified in the Vivax Distribution Agreement; or

          (o) any material breach shall occur with respect to any contract between (i) Vivax and Borrower, including, but not limited to, the Vivax
Distribution Agreement, the Vivax Custody Agreement, and the Vivax Purchase Agreement; (ii) Vivax and Mediq concerning the Beds; (iii) Mediq and Borrower; or (iv) Vivax or Mediq and any lessee or sublessee of the Beds.

then, and in any such event, the Bank may declare the entire unpaid principal amount of this Note and all interest and fees accrued and unpaid hereon to be immediately due and payable (except with respect to any Event of Default described above in paragraphs (i), (j), or (k) above, in which case the entire unpaid principal amount of this Note and all interest and fees accrued and unpaid hereon shall be automatically due and payable, without any further action on the Bank's part), whereupon the same shall become and be forthwith due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower. The balance of every account of Borrower with, and each claim of Borrower against, the Bank existing from time to time shall be subject to a lien and subject to be set off against any and all Liabilities, including, but not limited to, those under Section 6 hereof.

H.  MISCELLANEOUS

     15. Definitions. (a) For purposes of this Note, the term "Subsidiary" shall mean and include any corporation or other entity, if any, of which more than 50% of the outstanding shares of capital stock having ordinary voting power to elect a majority of the Board of Directors of such corporation (irrespective of whether or not at the time capital stock of any other class or classes of such corporation shall or might have voting power upon the occurrence of any contingency), or the equivalent for a partnership, limited liability company, or other entity, is at the time, directly or indirectly, owned by Borrower or by one or more other Subsidiaries.

          (b) Terms such as "herein" or "hereof" or "hereunder" as used in this Note are deemed to be references to this Note as a whole and not necessarily to any particular portion of this Note.

     16. Governing Law. This Note shall be shall be governed by, and construed in accordance with, the laws of the State of New York, without regard to its rules on conflicts of laws.

     17. Notices, Etc. All notices and other communications provided for under this Note shall be in writing (including telegraphic, telex, and facsimile transmissions) and mailed or transmitted or delivered, if to Borrower, at 300 Plaza Drive, Vestal, New York 13850, Attn: David Koffman, and if to the Bank, at its address at Atlantic Bank of New York, 960 Avenue of the Americas, New York, New York 10001, Attention: Corporate Lending Department, or, as to each party, at such other address as shall be designated by such party in a written notice to the other party complying as to delivery with the terms of this paragraph. Except as otherwise provided in this Note, all such notices and communications shall be effective when deposited in the mails or delivered to the telegraph company, or sent, answer back received, respectively, addressed as aforesaid, except that notices to the Bank shall not be effective until received by the Bank.

     18. No Waiver. No failure or delay on the part of the Bank in exercising any right, power, or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power, or remedy preclude any other or further exercise thereof or the exercise of any other right, power, or remedy hereunder. The rights and remedies provided herein are cumulative, and are not exclusive of any other rights, powers, privileges, or remedies, now or hereafter existing, at law or in equity or otherwise.

     19. Costs And Expenses. Borrower shall reimburse the Bank for all costs and expenses incurred by the Bank (including without limitation the reasonable fees and disbursements of counsel to the Bank) in connection with the negotiation, preparation, execution, delivery or enforcement of this Note, or any document, instrument or agreement relating thereto, and the administration of the Line of Credit and the Loans made hereunder. Borrower shall also pay any and all taxes (other than taxes on or measured by net income of the holder of this Note) incurred or payable in connection with the execution and delivery of this Note.

     20. Amendments. No amendment, modification, or waiver of any provision of this Note nor consent to any departure by Borrower therefrom shall be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     21. Successors And Assigns. This Note shall be binding upon Borrower and its successors and assigns and the terms hereof shall inure to the benefit of the Bank and its successors and assigns, including subsequent holders hereof.

     22. Severability. The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this
Note in any jurisdiction.

     23.   Entire  Agreement.   This Note sets forth  the  entire  agreement  of
Borrower and the Bank with respect to this Note and may be modified only by a written instrument executed by Borrower and the Bank.

     24. Note Not Effective Until Approved By Bank. This Note shall not be effective until the Bank confirms its approval of this Note below.

     25. Headings. The headings herein are for convenience only and shall not limit or define the meaning of the provisions of this Note.

     26. Jurisdiction; Service Of Process. Borrower agrees that in any action or proceeding brought on or in connection with this Note (i) the Supreme Court of the State of New York for the County of New York, or (in a case involving diversity of citizenship) the United States District Court of the Southern District of New York, shall have jurisdiction of any such action or proceeding,
(ii) service of any summons and complaint or other process in any such action or proceeding may be made by the Bank upon Borrower by registered or certified mail directed to Borrower at its address referenced in paragraph 17 above, Borrower hereby waiving personal service thereof, and (iii) within thirty (30) days after such mailing Borrower shall answer to any summons and complaint or other process, and should Borrower fail to answer within said thirty (30) day period, it shall be deemed in default and judgment may be entered by the Bank against Borrower for the amount as demanded in any summons or complaint or other process so served.

     27. Facility Fee. Borrower agrees to pay the Bank a facility fee of: (i) $5,000 on the date hereof (the "Initial Fee"); and (ii) an additional fee (the "Percentage Fee") on the Maturity Date equal to one percent (1%) of the average daily balance of the amounts borrowed under this Note less $5,000 (but in no event shall Borrower be entitled to any credit or return of any monies in the event the Percentage Fee is a negative number), in addition to all interest, commissions, charges, costs and expenses of every kind set forth herein or in any other instrument or document which have been or may hereafter be executed by Borrower and delivered to the Bank. The payment of the Initial Fee and the Percentage Fee is unconditional and non-refundable, in whole or in part, for any reason whatsoever.

     28. WAIVER OF THE RIGHT TO TRIAL BY JURY. BORROWER AND, BY ITS ACCEPTANCE HEREOF, THE BANK, HEREBY IRREVOCABLY WAIVE THE RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING, CLAIM, OR COUNTERCLAIM, WHETHER IN CONTRACT OR TORT, AT LAW OR IN EQUITY, IN ANY MANNER CONNECTED WITH THIS NOTE OR ANY TRANSACTIONS HEREUNDER. NO OFFICER OF THE BANK HAS AUTHORITY TO WAIVE, CONDITION, OR MODIFY THIS PROVISION.

     29. Waiver of Presentment, etc. Borrower hereby waives presentment for payment, demand, protest and notice of protest and of non-payment.


                              MED SERVICES CORP.

                              By:  /s/ David L. Koffman
                                      DAVID L. KOFFMAN
                                      Title: President
                                      Date:  August 7, 1998



                              ACCEPTED BY
                              ATLANTIC BANK OF NEW YORK:


                              By:    /s/ Paula Park
                              Name:  Paula Park
                              Title: Vice President
                              Date: August 7, 1998

                               SCHEDULE TO NOTE

Borrower:  Med Services Corp.         Date of Note: August 7, 1998

           AMOUNT OF      AMOUNT OF     UNPAID PRINCIPAL     NAME OF PERSON
 DATE    LOAN OR L/C   PRINCIPAL REPAID  BALANCE OF NOTE     MAKING NOTATION

EXHIBIT 10(41)

                      SECURITY AGREEMENT

     SECURITY AGREEMENT dated as of August 7, 1998 between MED SERVICES CORP., a Nevada corporation, (the "Grantor") and ATLANTIC BANK OF NEW YORK, a New York banking corporation (the "Bank").

                      W I T N E S S E T H:

     WHEREAS, the Grantor has entered into the Revolving Line of Credit Grid Promissory Note dated as of the date hereof (as the same may from time to time be amended, extended, supplemented, restated or otherwise modified or replaced, the "Note"; capitalized terms used herein, and not otherwise defined herein, are used with the meanings ascribed to them in the Note) between the Grantor and the Bank, pursuant to which the Grantor has agreed to grant, assign and pledge to the Bank, for the benefit of the Bank, a first priority security interest in and to all of its respective rights, properties and assets referred to herein to secure all of the Obligations (as hereinafter defined); and

     WHEREAS, as a condition precedent to making any of the Loans to the Grantor pursuant to the Note, the Bank has required the Grantor to grant, and the Grantor has agreed to grant, to the Bank a continuing first and prior security interest in and to all property, rights and interests in all property of the Grantor to secure all obligations and liabilities of any kind whatsoever of the Grantor;

     NOW, THEREFORE, the Grantor, intending to be bound hereby, in consideration of the premises hereof, in order to induce the Bank to enter into the Note with the Grantor and to make Loans as aforesaid, and in consideration of any Loans so made, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, hereby agrees with, and for the benefit of, the Bank as follows:

     1. Grant of Security Interest. The Grantor, to secure the Obligations, hereby assigns, pledges and grants to the Bank, a continuing first and prior security interest in and to all of the Grantor's rights, title and interests in and to all of the following, whether now owned or existing or hereafter acquired or arising and regardless of where located and all products, proceeds, substitutions, accessions and replacements thereof (all of the same being herein referred to as the "Collateral"):

            (A) ACCOUNTS: All present and future accounts, receivables and contract rights, including, but not limited to, the Grantor's rights to receive any payments under a certain Distribution Agreement (the "Vivax Distribution Agreement") dated as of June 1, 1998, between the Borrower and Vivax Medical
Corporation ("Vivax"), or any payments under any and all leases providing for the use of real or personal property ("Leases") and/or employment agreements and "non-compete" agreements to which the Grantor is a party, chattel paper, instruments, documents, general intangibles and other rights to payment of any kind now or hereafter existing arising out of or in connection with the sale or lease of goods, merchandise or inventory or the rendering of services, including, without limitation, those which are not evidenced by instruments or chattel paper and whether or not they have been earned by performance; all proceeds of any letters of credit or insurance policies on which the Grantor is now (or may hereafter be) named as beneficiary; all claims against any third parties for advances or other financial accommodations or any other obligations whatsoever owing to such Grantor; all rights now or hereafter existing in and to all security agreements, leases, documents of title and other contracts securing, evidencing or otherwise relating to any such accounts, contract rights, chattel paper, instruments, documents, general intangibles, other rights of payment or proceeds or to any such claims against third parties, together with all rights in any returned or repossessed goods, merchandise and inventory; and all right, title, security and guaranties with respect to each of the foregoing, including, without limitation, any right of stoppage in transit (any and all such accounts, contract rights, chattel paper, instruments, documents, rights of payment, proceeds, claims and rights being hereinafter referred to as the "Accounts", and any and all such Leases, other leases, security agreements, guaranties and other contracts being hereinafter referred to collectively as the "Account Contracts");

          (B) INVENTORY: All goods, merchandise and other personal property furnished or to be furnished under any contract of service or intended for sale or lease, including, without limitation, all Nova Beds and Enclosure Beds (as such terms are defined in the Purchase and Sale Agreement dated as of June 1, 1998 between the Grantor and Vivax (the "Vivax Purchase Agreement"); whole goods, spare parts, components, supplies, materials and consigned goods; all raw materials, work-in-process, finished goods or materials or supplies of any kind, nature or description, used or consumed in the Grantor's businesses or which might be used in connection with the manufacture, assembling, packing, shipping, advertising, selling or finishing of such goods, merchandise and personal property; all returned or repossessed goods; and all documents of title or documents evidencing the same; in each instance whether now owned or hereafter acquired by the Grantor and wherever located, whether in the possession of the Grantor or of a bailee or other person for sale, storage, transit, processing, use or otherwise (all of the foregoing, collectively, being the "Inventory");

          (C) EQUIPMENT: All machinery, equipment and fixtures, including, without limitation, all manufacturing, assembling, packaging, distribution, selling, data processing and office equipment, all furniture, furnishings, appliances, trade fixtures, tools, tooling, molds, dies, vehicles, vessels and all other goods of every type and description (other than Inventory), all computer and other electronic data processing hardware, whether owned, licensed or leased by the Grantor, including without limitation, all integrated computer systems, central processing units, memory units, display terminals, printers features, computer elements, card readers, tape drivers, hard and soft disk drives, cables, electrical supply hardware, generators, power equalizers, accessories and all peripheral devices and other related computer hardware and all parts thereof and all accessions thereto, and all substitutions therefor and replacements thereof, in each instance whether now owned or hereafter acquired by the Grantor and wherever located (all of the foregoing, collectively, being the "Equipment");

          (D) GENERAL INTANGIBLES: All rights, interests, choses in action, causes of actions, claims and all other intangible property of the Grantor of every kind and nature (other than Accounts) in each instance whether now owned or hereafter acquired by the Grantor, including, without limitation, all corporate and other business records; all loans, royalties, and other obligations receivable including, without limitation, pursuant to the Vivax Distribution Agreement, all trademarks, non-compete agreements, service marks, trademark applications, patents, patent applications, tradenames, fictitious names, inventions, designs, trade secrets, computer programs, computer source codes, software and software programs, whether owned, licensed or leased by the Grantor, designed for use on any of the Equipment (including, without limitation, all operating system software, utilities and application programs in whatever form (source code and object code in magnetic tape, disk or hard copy format or any other listings whatsoever), all firmware associated with any computer hardware or software, whether owned, licensed or leased by the Grantor, printouts and other computer materials (including, without limitation, all documentation for all computer hardware, software or firmware of the Grantor, whether owned, licensed or leased by the Grantor, including but without limitation, flow charts, logic diagrams, manuals, specifications, training materials, charts and pseudo codes), goodwill (including, without limitation, goodwill symbolized by the trademarks, tradenames and service marks of or owned by the Grantor), registrations, copyrights, copyright applications, permits, licenses, franchises, customer lists, credit files, correspondence, and advertising materials; all existing or hereafter created or acquired materials and know-how in relation to the research and development of the Inventory and any future product lines; all customer and supplier contracts, firm sale orders, rights under license and franchise agreements, and other contracts and contract rights (including, but not limited to, all Leases, and the Grantor's rights under any and all employment agreements and "non-compete" agreements to which it is a party); all interests in any corporations, partnerships, limited liability companies and joint ventures; all tax refunds and tax refund claims; all right, title and interest under licenses and concessions and other agreements relating to real or personal property; all payments due or made to the Grantor in connection with any requisition, confiscation, condemnation, seizure or forfeiture of any property by any person or governmental authority; all deposit accounts (general or special) with any bank or other financial institution; all credits with and other claims against third parties (including carriers and shippers); all rights to indemnification; all reversionary interests in pension and profit sharing plans and reversionary, beneficial and residual interest in trusts; all proceeds of insurance of which the Grantor is a beneficiary; and all letters of credit, guaranties, liens, security interests and other security held by or granted to the Grantor; and all other intangible property, whether or not similar to the foregoing; in each instance, whether now or hereafter existing and however and wherever arising and all renewals thereof (all of the foregoing, collectively, being the "General Intangibles");

          (E) CHATTEL PAPER, INSTRUMENTS AND DOCUMENTS: All chattel paper, all instruments, all bills of lading, warehouse receipts and other documents of title and documents, in each instance whether now owned or hereafter acquired by the Grantor; and

            (F) OTHER PROPERTY: All other property or interests in property now owned or hereafter acquired by the Grantor which now may be owned or hereafter may come into the possession, custody or control of the Bank, or any other agents or affiliates of the Bank in any way or for any purpose (whether for safekeeping, deposit, custody, pledge, transmission, collection or otherwise); and all rights and interests of the Grantor, now existing or hereafter arising and however and wherever arising, in respect of any and all (i) notes, drafts, letters of credit, stocks, bonds, and debt and equity securities, whether or not certificated, and any "Commodity Account", "Commodity Contract", "Investment Property", "Security Entitlement" and "Securities Account" (as those terms are defined in the New York Uniform Commercial Code, as amended the "UCC") and warrants, options, puts and calls and other rights to acquire or otherwise relating to the same; (ii) money; (iii) proceeds of loans, advances and other financial accommodations, including, without limitation, loans, advances and other financial accommodations, including, without limitation, Loans made pursuant to the Note; and (iv) insurance proceeds and books and records relating to any of the Collateral covered by this Security Agreement; together, in each instance, with all accessions and additions thereto, substitutions therefor, and replacements, proceeds and products thereof.

     2. Security for Obligations. This Security Agreement secures the full and prompt payment and performance when due of (a) all obligations and liabilities of the Grantor to the Bank now or hereafter existing under the Note, whether for principal, interest, fees, indemnification, expenses or otherwise, (b) all obligations and liabilities of the Grantor now or hereafter existing under this Security Agreement, (c) all obligations and liabilities of the Grantor to the Bank now or hereafter existing under any of the other documents with respect to the Note (the "Loan Documents") to which the Grantor is a party, and (d) all other obligations, liabilities, covenants and duties owing to the Bank from or by the Grantor of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, including, but not limited to, those arising under the Note or any of the other Loan Documents, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising and however acquired (all such obligations and liabilities of the Grantor described in the foregoing clauses (a), (b), (c) and (d) above being hereinafter collectively referred to as the "Obligations"). The Grantor and the Bank, hereby agree that they intend the security interests hereby granted to attach upon the execution of this Security Agreement.

     3.     Grantor   Remains   Liable.   Anything  herein   to   the   contrary
notwithstanding, (a) the Grantor shall remain liable under any contracts and agreements included in the Collateral to the extent set forth therein to perform all of its duties and obligations thereunder to the same extent as if this Security Agreement had not been executed, (b) the exercise by the Bank of any of the rights hereunder shall not release the Grantor from any of its duties or obligations under any contracts and agreements included in the Collateral, and
(c) the Bank shall have no obligation or liability under any contracts and agreements included in the Collateral by reason of this Security Agreement, nor shall the Bank be obligated to perform any of the obligations or duties of the Grantor thereunder or to take any action to collect or enforce any claim for payment assigned hereunder.

     4. Further Assurances. (a) The Grantor hereby agrees that from time to time, at the expense of the Grantor, the Grantor will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or appropriate, or that the Bank may request, in order to create, evidence, perfect or preserve any security interest granted or purported to be granted hereby or to enable the Bank to exercise and enforce its rights and remedies hereunder with respect to any Collateral. Without limiting the generality of the foregoing, the Grantor will: (i) at the written request of the Bank upon the occurrence and continuation of an Event of Default, mark conspicuously each chattel paper included in the Accounts and each Account Contract, (ii) at the written request of the Bank upon the occurrence and continuation of an Event of Default, mark conspicuously each of its records pertaining to the Collateral, with a legend, in form and substance satisfactory to the Bank, indicating that such chattel paper, Account Contract or other

Collateral is subject to the security interest granted hereby; (iii) at the written request of the Bank upon the occurrence and continuation of an Event of Default, if any Account shall be evidenced by a promissory note or other instrument or chattel paper, deliver and pledge to the Bank such note, instrument or chattel paper duly endorsed and accompanied by duly executed instruments of transfer or assignment, all in form and substance satisfactory to the Bank; and (iv) execute and file such financing or continuation statements, or amendments thereto, and such other instruments or notices (including, without limitation, any filings with the United States Copyright Office and/or the United States Patent and Trademark Office or in any similar or other office or agency of the United States or any State thereof or in any other appropriate jurisdiction), as may be necessary or desirable, or as the Bank may in good faith request, in order to create, evidence, perfect or better preserve the security interests granted or purported to be granted hereby.

               (b) The Grantor hereby authorizes the Bank to file one or more financing or continuation statements, and amendments thereto, (including, without limitation, any filings with the United States Copyright Office and/or the United States Patent and Trademark Office or in any similar office or other agency of the United States or any State thereof or in any other appropriate jurisdiction) relative to all or any part of the Collateral without the signature of the Grantor, where permitted by law. The Grantor hereby agrees that a carbon, photographic, photostatic or other reproduction of this Security Agreement or of a financing statement is sufficient as a financing statement where permitted by law.

               (c) The Grantor will furnish to the Bank from time to time statements and schedules further identifying and describing the Collateral and the locations where the Collateral is moved to in accordance with Section 10(a) hereof, and permitting the Bank to determine the places where it needs to file any financing statement, and such other reports in connection with any or all of the Collateral, in form and substance satisfactory to the Bank, as the Bank may reasonably request, all in reasonable detail; and the Grantor will permit the Bank, by any of its officers, employees and/or designated agents, at any time or times during the Grantor's usual business hours, to inspect and/or conduct audits with respect to the Collateral, at Grantor's expense.

                (d) If the Bank so requires, the Grantor will join in and cause any person with whom the Grantor maintains any Commodity Account or Securities Account, to join in "control agreements" with respect to such Commodity Account and/or Securities Account, which agreements shall be in form and substance reasonably acceptable to the Bank.

     5. Representations and Warranties: General. The Grantor hereby acknowledges and agrees that all the representations and warranties made by the Grantor in the Note and any other Loan Documents to which it is a party are incorporated herein and made a part hereof as if fully set forth herein and shall ipso facto be deemed to have been made by the Grantor to the Bank hereunder. Without limiting the generality of the foregoing, the Grantor hereby represents and warrants as follows:

          (a) The principal place of business and chief executive office of the Grantor is located at the address identified as such on Schedule A attached hereto and all records concerning the Accounts, Leases and all originals of all chattel paper which evidence the Accounts are located at the addresses specified in said Schedule A and made a part hereof.

          (b)   All  of  the Inventory and Equipment are located at  the  places specified  in  Schedule  B attached hereto and made a part  hereof,  except  for
Inventory and Equipment in transit between such locations and Inventory and Equipment located at vendors or distributors of the Grantor identified with particularity on said Schedule B as being Inventory. To the best of the Grantor's knowledge, the state and county in which each person in possession of any of the Inventory or Equipment (each such person being a "Bailee") conducts business is set forth in said Schedule B. With respect to Beds distributed by Vivax, any lease or agreement for such Beds shall be substantially in the form of Exhibit 1 hereto. With respect to Beds distributed by Mediq, any lease or agreement for such Beds shall be substantially in the form of Exhibit 2 hereto.
          (c) The Grantor has good, indefeasible and merchantable title to the Collateral. The Grantor owns the Collateral free and clear of any lien, security interest, charge or encumbrance, except for the security interests in favor of the Bank created by this Security Agreement, and the temporary rights of third parties to rent the Beds pursuant to leases with respect to the Beds to be entered into by Vivax and Mediq.

          (d) This Security Agreement, together with actions heretofore taken and the proper filing of the UCC financing statements executed by the Grantor in favor of the Bank on the date hereof, creates a valid and perfected first priority security interest in the Intellectual Property (to the extent such a security interest can be perfected by compliance with the UCC) and the other Collateral of the Grantor located in or arising from the United States, securing the payment of the Obligations of the Grantor, and all filings and other actions necessary to create, evidence, perfect and preserve such security interest (save for the timely filing of such UCC-1 financing statements and all continuation statements or other statements required by applicable law) have been duly taken.

          (e) The correct name of the Grantor is as set forth in the introduction hereto and the Grantor has no other company names or fictitious names and has not, during the immediately preceding five (5) years, been known under or used any other company or fictitious names.

     6.     Representations  and  Warranties:  Accounts.   The  Grantor   hereby
represents and warrants with respect to its Accounts that:

          (a) they are not evidenced by a judgment and represent bona fide transactions contemplated in accordance with the terms and provisions contained therein or in any Account Contracts related thereto;

          (b) none arises out of any transaction with an account debtor that, by the terms of any agreement with respect to the same, forbids or makes the assignment of such Account to a third party void or unenforceable; and

          (c) they have not been transferred, assigned or pledged to any person, other than the Bank.

     7. Representations and Warranties; Inventory. The Grantor hereby represents and warrants with respect to its Inventory that all Inventory, taken as a whole, consists in all material respects of items of a quality and quantity usable or saleable in the ordinary course of the Grantor's business and, if saleable, is, to the best of the Grantor's knowledge and expertise, saleable at values equal to or greater than the book value amounts thereof of the Grantor.

     8. Covenants: General. Without limiting the agreements and covenants contained in the Note or in any other Loan Document to which the Grantor is a party, the Grantor hereby covenants and agrees with the Bank that:

          (a) It shall preserve and maintain the security interest created by this Security Agreement and will protect and defend its title to the Collateral so that the security interests so granted shall be and remain a continuing first and prior perfected security interest in the Collateral, except in Collateral that the Grantor is allowed to dispose of in accordance with the Note. The Grantor will not create, assume or suffer to exist any security interest or other lien or encumbrance in the Collateral.

          (b) The Grantor shall maintain books and records pertaining to the Collateral in such detail, form and scope as the Bank may in good faith require.

     9. Covenants Regarding Accounts. The Grantor shall comply with the following covenants regarding Accounts and Account Contracts:

            (a) The Grantor shall keep its chief place of business and chief executive office and the office where it keeps its records concerning the Accounts, and the offices where it keeps all originals of all Account Contracts (including, without limitation, all chattel paper which evidence Leases and Accounts), at the location therefor specified in Section 5(a) hereof or, upon thirty (30) days' prior written notice to the Bank, at other locations in a jurisdiction where all actions required by Section 4 hereof shall have been taken with respect to the Accounts. The Grantor will hold and preserve such records, Account Contracts and chattel paper and will permit representatives of the Bank or at any time during normal business hours upon reasonable notice to inspect and make abstracts from such records, Account Contracts and chattel paper.

          (b) Except as otherwise provided in this Section 9(b), the Grantor shall continue to collect, at its own expense, all amounts due or to become due to the Grantor under the Accounts and Account Contracts; provided however, that all amounts due to Vivax and the Grantor under the Vivax Distribution Agreement (including, but not limited to, amounts due from Mediq) shall be paid to the Bank, as a custody agent, and applied and distributed in accordance with the Custody Agreement dated August 7, 1998 among Vivax, the Grantor and the Bank (the "Vivax Custody Agreement"). In connection with such collections, the Grantor may take (and, at the Bank's direction, shall take) such action as the Grantor or the Bank may deem necessary or advisable to enforce collection of the Accounts and Account Contracts; provided, however, that upon the occurrence and continuation of an Event of Default the Bank shall have the right at any time, upon written notice to the Grantor of its intent to do so, to notify the account debtors or obligors under any Accounts or Account Contracts, including but not limited to Vivax or Mediq, of the assignment of such Accounts or Account Contracts to the Bank and to direct such account debtors or obligors to make payment of all amounts due or to become due to the Grantor thereunder directly to the Bank and, upon such notification and at the expense of the Grantor, to enforce collection of any such Accounts, or Account Contracts, and, upon the occurrence and continuation of an Event of Default to adjust, settle or compromise the amount or payment thereof, in the same manner and to the same extent as the Grantor might have done. After receipt by the Grantor of the notice from the Bank referred to in the proviso to the preceding sentence, (i) all amounts and proceeds (including instruments) received by the Grantor in respect of the Accounts or Account Contracts shall be received in trust for the benefit of the Bank, shall be segregated from other funds of the Grantor and shall be forthwith paid over to the Bank in the same form as so received (with any necessary endorsement) and (ii) the Grantor shall not adjust, settle or compromise the amount or payment of any Account or Account Contract, or release wholly or partly any account debtor or obligor thereof, or allow any credit or discount thereon. All amounts and proceeds of Accounts or Account Contracts, and other Collateral received by the Bank, shall be held as cash collateral and, so long as no Event of Default shall have occurred and be continuing shall be either (A) released to the Grantor or (B) applied to Obligations then due and payable by the Grantor to the Bank. If an Event of Default shall have occurred and be continuing, all such amounts and proceeds shall be applied as provided under Section 16(b) hereof.

             (c) Anything to the contrary in this Security Agreement notwithstanding, the Bank shall have the right in connection with the monitoring of the Collateral, to verify, at any time and from time to time, the Accounts agings and listings delivered to the Bank by the Grantor, by such means as the Bank in its sole discretion deems appropriate, including, without limitation, by direct request of confirmations from the account debtors under the Accounts. In addition, the Grantor will permit any authorized representative, including, but not limited to a certified public accountant, designated by the Bank, upon reasonable advance notice, to visit, inspect and audit Grantor's property and condition, including its books of account and accounts receivable, and to discuss its affairs, finances and accounts with its officers/managers, at such reasonable times and as often as may be reasonably requested by the Bank, at Grantor's sole expense.

     10. Covenants Regarding Equipment and Inventory. The Grantor shall comply with the following covenants regarding Equipment and Inventory:

          (a) The Grantor shall keep the Equipment and Inventory at the places specified in Section 5(b); provided, however, that, upon at least five (5) business days written notice to the Bank, the Grantor may keep or allow to be kept the Equipment and Inventory at other locations pursuant to the Vivax Distribution Agreement, but only if the Grantor shall have complied with Section 4(c) hereof.

          (b) The Grantor shall cause the Equipment to be maintained and preserved in the same condition, repair and working order as when new, excepting ordinary wear and tear and damage due to casualty, and in accordance with any manufacturer's manual, and shall forthwith, and in the case of any loss or damage to any of the Equipment as quickly as practicable after the occurrence thereof and unless otherwise required under the Note, make or cause to be made all repairs, replacements and other improvements in connection therewith which are necessary or desirable to such end. The Grantor shall promptly furnish to the Bank a statement respecting any material loss or damage to any of the Equipment or Inventory with an aggregate fair market value exceeding $25,000 as a result of a single occurrence.

          (c) Upon the occurrence and continuation of an Event of Default, if any Inventory is in the possession or control of any Bailee or any of the Grantor's agents, the Grantor shall, at the Bank's written request, notify such

Bailee or such agents of the Bank's security interest in such Inventory. At the Bank's request, upon the occurrence and continuation of an Event of Default, the Grantor shall direct all Bailees or agents of the Grantor to hold all such Inventory for the Bank's account and subject to the Bank's instructions.

          (d) The Grantor shall not permit any of the Equipment or Inventory to become a fixture to any real estate that is not subject to a mortgage, deed of trust or assignment of lessee's interest in lease made by the Grantor in favor of the Bank. The Grantor shall, on demand therefor by the Bank, deliver to the Bank any and all evidence of ownership of any of the Equipment (including, without limitation, certificates of title and applications for title).

     11. Insurance. (a) The Grantor will maintain or cause to be maintained, at its own expense, insurance as required under the Note. Each policy for (i) liability insurance shall provide for all losses to be paid on behalf of the
Bank  and  the  Grantor as their respective interests may appear  and  with  all reimbursements being paid directly to the person who shall have incurred liability covered by such insurance, and (ii) property damage/casualty insurance which shall (A) not later than the date hereof, name the Bank as the first loss payee and additional insured party thereunder (without any representation or warranty by or obligation upon the Bank), (B) provide that there shall be no recourse against the Bank for payment of premiums or other amounts with respect thereto, and (C) provide that at least thirty (30) days' prior written notice of amendment, modification, cancellation, termination or of lapse shall be given to the Bank by the insurer. For all property damage/casualty insurance, the Grantor will have the insurer(s) agree that any loss thereunder shall be payable to the Bank notwithstanding any action, inaction or breach of representation or warranty by the Grantor. Not later than five (5) business days prior to the renewal, replacement or material modification of any policy or program, the Grantor shall deliver or cause to be delivered to the Bank a detailed schedule setting forth for each such policy or program: (i) the amount of such policy,
(ii)  the  risks and amounts (with deductibles) insured against by such  policy,
(iii) the name of the insurer and each insured party under such policy, (iv) the policy number of such policy and (v) a comparison of such policy with the policy so renewed, replaced or modified. The Grantor will if so requested by the Bank, deliver to the Bank the original policy, of such insurance and, as often as the Bank may reasonably request, a report of a reputable insurance broker with respect to such insurance. Further, the Grantor will at the request of the Bank, duly execute and deliver instruments of assignment of such insurance policies to comply with the requirements of this Section 11 and cause the respective insurers to acknowledge notice of such assignment.

          (b) Grantor shall at all times require Vivax to maintain similar insurance as maintained by Grantor, with respect to all Collateral subject to the Vivax Distribution Agreement, which insurance will name Grantor as loss payee and an additional insured party.

          (c) The Grantor will use all and any insurance proceeds from property damage/casualty insurance or a condemnation awards it receives to restore or replace such property as soon as practicable; provided, however, that in the event that (i) Event of Default has occurred and is continuing, or (ii) no Event of Default has occurred and is continuing and the individual or aggregate amount of any and all such insurance proceeds or condemnation awards exceeds $25,000, then the Grantor will not restore or replace such property without the prior written consent of the Bank, and absent such consent, such insurance proceeds or condemnation awards shall forthwith be paid to the Bank and applied to the permanent reduction of the Obligations then outstanding, without penalty or premium, in such order as the Bank shall determine.

          (d) Within two business days after receipt by the Grantor of any insurance proceeds or a condemnation award in excess of $25,000, the Grantor will provide to the Bank written notice (or telephone notice promptly confirmed in writing) thereof and a description of the property damaged, lost or taken. Such notice shall specify whether the property damaged, lost or taken will be restored or replaced or the proceeds applied to the permanent reduction of the Obligations then outstanding and if to restore or replace such property, such notice shall also include a description of the plans, if any, to restore or replace such property.

     12. Transfers and Other Liens. The Grantor shall not, unless otherwise permitted (and then only to the extent permitted) under the terms of the Note or unless the Bank shall have provided its prior written consent thereto, which consent shall be in the Bank's sole discretion:

          (a) sell, assign (by operation of law or otherwise) or otherwise dispose of any of the Collateral; or

          (b) create or suffer to exist any Liens, security interest or other charge or encumbrance upon or with respect to any of the Collateral.

     13. Bank Appointed Attorney-in-Fact. Upon the occurrence and during the continuation of an Event of Default, the Grantor hereby irrevocably appoints the Bank (and any officer or agent of the Bank with full power of substitution and revocation) as the Grantor's attorney-in-fact (coupled with an interest), with full authority in the place and stead of the Grantor and in the name of the Grantor or otherwise, from time to time in the Bank's discretion, to take any action and to execute any instrument which the Bank may deem necessary or advisable to accomplish the purposes of this Security Agreement, including, without limitation:

          (a) to obtain and adjust insurance required to be paid to the Bank pursuant to Section 11 hereof,

          (b) to ask, demand, collect, sue for, recover, compound, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral;

          (c) to receive, endorse, and collect any drafts or other instruments, documents and chattel paper, in connection with clauses (a) and (b) above;

          (d) to file any claims or take any action or institute any proceedings which the Bank may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of the Bank with respect to any of the Collateral; and

          (e) to discharge any lien or encumbrance on or against the Collateral or bond the same.

     14. Bank May Perform Agreements. If the Grantor fails to perform any agreement contained herein, the Bank may, after three days notice to the Grantor (unless the Bank in good faith deems it necessary to take more immediate action), itself perform, or cause performance of, such agreements, and the reasonable out-of-pocket expenses of the Bank incurred in connection therewith shall be payable by the Grantor under Section 18(b) hereof (including, without limitation, the reasonable fees and disbursements of counsel); provided, however, that any such action by the Bank shall not be deemed to be a waiver of any Event of Default, which may have resulted from the Grantor's failure to perform any such agreement.

     15. Bank's Duties. The powers conferred on the Bank hereunder are solely to protect its interest in the Collateral and shall not impose any duty upon it to exercise any such powers or any liability upon the Bank upon the exercise of any such powers. Except for the safe custody of any Collateral in its possession and the accounting for moneys actually received by it hereunder, the Bank shall have no duty as to any Collateral or as to the taking of any necessary steps to preserve rights against prior parties or any other rights pertaining to any Collateral. The Bank shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Bank accords its own property.

     16A. Event of Default. If any of the following events (each an "Event of Default" hereunder) shall occur and be continuing:

          (a) any Event of Default (as defined in the Note) shall occur; or

          (b) Grantor shall fail to satisfy any of its obligations or breach any of its representations, warranties or covenants hereunder.

     16B. Remedies Upon Default. If any Event of Default shall have occurred and be continuing:

          (a) The Bank may exercise in respect of any Collateral in addition to other rights and remedies provided for herein or otherwise available to it, all the rights and remedies of a secured party under applicable law and also may do any or all of the following, to the extent permitted under applicable law:

               (i) In the name of the Bank, or in the name of the Grantor or otherwise, demand, sue for, collect or receive any money or property at any time payable or receivable on account of or in exchange for, or make any compromise or settlement deemed desirable with respect to, any of the Collateral, but the Bank shall be under no obligation so to do, and the Bank, may extend the time of payment, arrange for payment in installments, or otherwise modify the terms of, or release, any of the Collateral without thereby incurring responsibility to, or discharging or otherwise affecting any liability of, the Grantor.

               (ii) Enter upon the premises, or wherever any Collateral may be, and take possession thereof, and maintain such possession on the Grantor's premises, or demand and receive such possession from any person who has possession thereof, or remove the Collateral or any part thereof, to such other places as the Bank may desire, without any obligation to pay the Grantor for any use and occupancy of such premises.

                 (iii) Require the Grantor to, and the Grantor hereby agrees that it will at its expense and upon request of the Bank forthwith, assemble all or part of the Collateral as directed by the Bank and make it available to the Bank at a place to be designated by the Bank which is reasonably convenient to both parties.

               (iv) Without notice except as specified below and with or without taking the possession thereof, sell, lease, assign, grant an option or options to purchase or otherwise dispose of the Collateral or any part thereof in one or more parcels at public or private sale, at any location chosen by the Bank, for cash, on credit or for future delivery, and at such price or prices and upon such other terms as the Bank may deem commercially reasonable. The Grantor hereby agrees that, to the extent notice of sale shall be required by law, at least five (5) business days' notice to the Grantor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification, but notice given in any other reasonable manner or at any other reasonable time shall constitute reasonable notification. The Bank shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. The Bank may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned. The Grantor hereby agrees that the Bank shall have no obligation to preserve rights in the Collateral against prior parties or to marshal any Collateral for the benefit of any person. The Bank is hereby granted a license or other right to use, without charge, the Grantor's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks and advertising matter, or any other Intellectual Property or property of a similar nature, as it pertains to the Collateral, in completing production of, advertising for, sale of, and the selling of any Collateral, and the Grantor's rights under all licenses and franchise agreements shall inure to the Bank's benefit in such connection.

               (v)   The Bank may, if the Loans shall have matured or shall have been accelerated by the Bank in addition to any other rights it may have under this Security Agreement or otherwise, appoint by instrument in writing a receiver or receiver and manager (both of which are herein called a "Receiver") of all or any part of the Collateral or may institute proceedings in any court of competent jurisdiction for the appointment of such a Receiver. Any such Receiver is hereby given and shall have the same powers and rights as the Bank has under this Security Agreement, at law or in equity. In exercising any such powers, any such Receiver shall act as, and for all purposes shall be deemed to be, the agent of the Grantor and the Bank shall not be responsible for any act or omission of any such Receiver absent the wilful misconduct of the Bank or the Receiver. The Bank may appoint one or more Receivers hereunder and may remove any such Receiver or Receivers and appoint another or other in his or their stead from time to time. Any Receiver so appointed may be an officer or employee of the Bank. The Grantor agrees that any Receiver appointed by the Bank need not be appointed by, nor is his appointment required to be ratified by, nor his actions in any way supervised by, a court.

               (vi) Apply, without notice, any cash or cash items constituting Collateral in the possession of the Bank (constructive or otherwise), in a manner consistent with this Security Agreement and the Note, to payment of any of the Obligations.

The Grantor hereby waives, to the extent permitted by applicable law, all rights of the Grantor to prior notice and hearing under any applicable statute or constitution (in the case of such notice only, to the extent that such statute or constitution gives rights as to notice that are greater than are provided for herein or provides for any notice period when none is otherwise provided for herein).

          (b) All cash proceeds received by the Bank in respect of any sale of, collection from, or other realization upon all or any part of the Collateral may, in the discretion of the Bank, be held by the Bank as Collateral for, and/or then or at any time thereafter applied (after payment of any amounts payable to the Bank pursuant to Section 18 hereof) in whole or in part by the Bank against all or any part of the Obligations in such order as the Bank shall elect. Any surplus of such cash or cash proceeds held by the Bank and remaining after payment in full of all the Obligations shall be paid over to the Grantor or to whomsoever may be lawfully entitled to receive such surplus.

     17. Absolute Obligations. The Obligations will be paid unconditionally by the Grantor, including, without limitation, without regard to any right of setoff or cross-claim under any applicable law. Any indebtedness owing by the Bank to the Grantor may be setoff and applied by the Bank against the Obligations as set forth in the Note.

     18. Indemnity and Expenses. (a) The Grantor agrees to defend, protect, indemnify and hold harmless the Bank and each past, current, or future officer, director, employee, shareholder, affiliate and agent of the Bank (each a "Bank Party") from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgment, suits, claims, costs, expenses and disbursements of any kind or nature whatsoever (including, without limitation, the reasonable fees and disbursements of counsel for each Bank Party incurred in connection with any action or proceeding between: (i) the Grantor or Vivax or Mediq/PRN Life Support Services, Inc. and any Bank Party or (ii) between any Bank Party and any third party or otherwise, with respect to any investigative, administrative or judicial proceeding, whether or not such indemnified person shall be designated a party thereto), imposed on, incurred by, or asserted against such Bank Party (whether direct, indirect, economic, special, punitive, treble or consequential and whether based on any Federal, state, local or foreign laws or other statutory regulations, including, without limitation, environmental laws, securities and commercial laws and regulations, under common law or equitable principles) in any manner relating to or arising out of this Security Agreement, the Note or any of the other Loan Documents, or any act, event or transaction related or attendant thereto or contemplated hereby, or any action or inaction by any Bank Party hereunder or in connection therewith, including, in each such case, any allegation of any such matters, whether meritorious or not (collectively, the "Indemnified Matters"); provided, however, that the Grantor shall have no obligation to any Bank Party hereunder with respect to Indemnified Matters resulting from the gross negligence or willful misconduct of such Bank Party. The covenants of the Grantor contained in this
Section 18(a) shall survive the payment in full of all amounts due and payable under this Security Agreement, the Note or any of the other Loan Documents and the full satisfaction of all other Obligations, and are in addition to, and cumulative with respect to, all other indemnities contained in the Note or any of the other Loan Documents.

            (b) The Grantor will, upon demand pay to the Bank the amount of any and all expenses, including the reasonable fees and disbursements of the Bank's counsel and of any experts and agents (including, without limitation, any affiliates of the Bank), which the Bank may incur in good faith in connection with (i) the administration of this Security Agreement, (ii) the administration of the Vivax Custody Agreement; (iii) the custody, preservation, use or operation of, or the sale of, collection from, or other realization upon, any of the Collateral, including, without limitation, any funds received by the Bank pursuant to the Vivax Custody Agreement and any and all amounts paid by or on behalf of the Bank in respect of returned and uncollected checks and drafts pursuant to Section 9(b) hereof, (iv) all out-of-pocket costs and expenses in connection with the audits, inspections and investigations conducted by the Bank pursuant to Section 9(c) hereof, (v) the exercise or enforcement of any of the rights of the Bank hereunder, including, without limitation, any and all audits with respect to the Collateral conducted by or on behalf of the Bank pursuant to
Section 4(c) hereof, or (vi) the failure by the Grantor to perform or observe any of the provisions hereof; provided, however that the Grantor shall not have any obligation to the Bank to pay such costs or expenses if such costs or expenses were incurred primarily due to the Bank's gross negligence or willful misconduct.

     19. Security Interests Absolute. All rights of the Bank and the security interests hereunder, and all obligations of the Grantor hereunder, shall be absolute and unconditional, irrespective of:

          (a) any lack of validity or enforceability of the Note or any other Loan Document or other agreement or instrument relating thereto;

          (b) any action or inaction by any third party, including, but not limited to Vivax, Mediq or any lessee or sublessee of the Beds;

          (c) any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations or any other amendment or waiver of, or any consent to any departure from, the Note or any Loan Document;

          (d) any exchange, release or non-perfection of any portion of the Collateral or any other collateral held by the Bank or any release or amendment or waiver of, or consent to any departure from, any guaranty for all or any of the Obligations; and

          (e) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Grantor in respect of the Obligations or otherwise with respect to this Security Agreement.

     20. Survival of Representations and Warranties. The Grantor hereby covenants, warrants and represents to the Bank that all representations and warranties of the Grantor contained in this Security Agreement are true and correct at the time of the Grantor's execution of this Security Agreement, shall survive the execution, delivery and acceptance hereof by the parties hereto, and the closing under the Note, and shall continue in effect until no Obligations shall remain outstanding or until the earlier termination of the security interest granted hereby.

     21. Waiver by the Bank. The Bank's failure, at any time or times, to require strict performance by the Grantor of any provision of this Security Agreement shall not waive, affect or diminish any right of the Bank thereafter to demand strict compliance and performance therewith. Any suspension or waiver by the Bank of an Event of Default shall not suspend, waive or affect any other Event of Default, whether the same is prior or subsequent thereto and whether of the same or of a different type. None of the undertakings, agreements, warranties, covenants and representations of the Grantor contained in this Security Agreement and no Event of Default shall be deemed to have been suspended or waived by the Bank, unless such suspension or waiver is by an instrument in writing signed by an officer of the Bank and directed to the Grantor specifying such suspension or waiver.

     22. Severability. Wherever possible, each provision of this Security Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Security Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Security Agreement.

     23. Provisions Reasonable. The Grantor hereby expressly acknowledges and agrees that the provisions of this Security Agreement and, in particular, those respecting remedies and powers of the Bank against the Grantor, its business and the Collateral upon the occurrence of any Event of Default, are commercially reasonable and not manifestly unreasonable.

     24. Amendments. No amendment or waiver of any provision of this Security Agreement nor consent to any departure by the Grantor herefrom shall in any event be effective unless the same shall be in writing and signed by the Bank and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     25. Addresses for Notices. Each notice to, and each demand upon, the Grantor by the Bank relating to this Security Agreement and each notice to, and each demand upon, the Bank by the Grantor relating to this Security Agreement and any notice to the Bank of the bankruptcy, insolvency or consummation of any other similar proceeding of the Grantor, Vivax or Mediq shall specifically refer to this Security Agreement, and shall be in writing (including facsimiles) and shall be conclusively deemed to have been given when addressed, sent, delivered or received (as applicable) and so deemed under Section 17 of the Note.

     26. Continuing Security Interest; Assignments. This Security Agreement shall create a continuing security interest in the Collateral granted by the Grantor and shall (i) remain in full force and effect until the Obligations are indefeasibly paid in full, (ii) be binding upon the Grantor, its successors and assigns, and (iii) inure, together with the rights and remedies of the Bank hereunder, to the benefit of the Bank and its successors, transferees and assigns. The Grantor's successors and assigns shall include, without limitation, a receiver, trustee or debtor-in-possession thereof or therefor. When the Obligations have been indefeasibly paid in full and are no longer outstanding, the security interests granted hereby shall terminate and all rights to the Collateral granted by the Grantor shall revert to the Grantor. Upon any such termination, the Bank will, at the Grantor's expense, execute and deliver to the Grantor such documents as the Grantor shall reasonably request to evidence such termination.

     27. Governing Law; Terms. This Security Agreement shall be governed by and construed in accordance with the substantive, internal laws of the State of New York, without regard to its principles of conflicts of law. Unless otherwise defined herein or in the Agreement, terms used in Articles 8 and 9 of the Uniform Commercial Code in the State of New York are used herein as therein defined.

     28. Consent to Jurisdiction and Service of Process: WAIVER OF JURY TRIAL. The Grantor and the Bank agree that Sections 26 and 28 of the Note shall apply with respect to any litigation based on or arising under this Security Agreement, and such Sections are incorporated by reference herein.

     29. Modification of Agreement. Other than as set forth herein, this Security Agreement may not be modified, discharged or waived, in whole or in part, except by a writing signed by each of the parties hereto. No statement, promise or representation as to the enforceability, validity or intent of the Bank to enforce this Security Agreement or any of its terms has been made by the Bank or any person acting or purporting to act on their behalf, and the Grantor expressly acknowledges that it has not relied on any such statement, promise or representation in entering into or executing this Security Agreement.

     30. Limitation of Liability. No claim may be made by the Grantor or any other person against any Bank Party for any special, indirect, consequential, punitive or treble damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Security Agreement, the Note, any other Loan Documents or any act, omission or event occurring in connection herewith or therewith; and the Grantor hereby waives, releases and agrees not to sue upon any claim for any and all special, indirect, consequential, punitive or treble damages, whether or not accrued and whether or not known or suspected to exist in its favor.

     31.   Headings;  Construction.   The  Section  headings  in  this  Security
Agreement are for convenience only and shall not be used in construing or interpreting any provision of this Security Agreement. Unless otherwise specified, terms such as "hereunder", "herein" or "hereof" shall be construed as referring to this Security Agreement as a whole and not merely to the clause, sentence, paragraph or section in which they appear. The word "person" shall be construed to mean any natural person or entity of any kind whatsoever.

     IN WITNESS WHEREOF, the parties hereto have caused this Security Agreement to be duly executed and delivered by their respective officers there into duly authorized as of the date first above written.

                              MED SERVICES CORP.


                              By:    /s/ David L. Koffman
                              Name:  David L. Koffman
                              Title: President


                              AGREED:

                              ATLANTIC BANK OF NEW YORK


                               By:    /s/ Paula Park
                               Name:  Paula Park
                               Title: Vice President

                         Schedule A to
                       Security Agreement



                  PRINCIPAL PLACE OF BUSINESS:

















                        RECORDS, CHATTEL PAPER,
                                                                  ETC.
LOCATED AT:

                         Schedule B to
                       Security Agreement



              LOCATION OF INVENTORY AND EQUIPMENT:


Florida -           Broward County, Palm Beach County, Dade County

New Jersey -        Camden County

Conn. -             Middlesex County

New Hampshire -     Rockingham County

Georgia -           Macon County

Maryland -          Howard County

Texas -             Harris County

Exhibit 1 to
Security Agreement

Exhibit 2 to
Security Agreement

_______________________________
     1At the date hereof the Benchmark Rate is 8.5%.