Form 10-Q
period 1998-07-31
JAYARK CORP
filed 1998-09-18
CIK 53260

                        UNITED STATES
             Securities and Exchange Commission
                    Washington, DC 20549

                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 1998

                             Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from          to


                             0-3255
                  (Commission File Number)

                         JAYARK CORPORATION
   (Exact name of registrant as specified in its charter)

          DELAWARE                                        13-1864519
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

        Post Office Box 741528, Houston, Texas 77274
     (Address of principal executive offices) (Zip Code)

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

YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                        Outstanding at July 31, 1998
Common Stock $0.01 Par Value                  9,221,199

                           Part I.
                           Item I.
Jayark Corporation And Subsidiaries
Consolidated Balance Sheets

                                                       Unaudited       Audited
                                                        07/31/98      04/30/98
                                                      ------------   -----------
Assets
Current Assets
  Cash and Cash Equivalents                             $140,374       $238,858
  Accounts Receivable-Trade, Less Allowance For        1,800,772      1,723,833
Doubtful Accounts of $63,000 at 07/31/98 and
$38,000 at 04/30/98
  Other Accounts Receivable                               63,757          2,277
  Inventories                                            506,869        271,564
  Other Current Assets                                    53,157         35,046
                                                      ------------   -----------
Total Current Assets                                   2,564,929      2,271,578

Non Current Assets
 Property & Equipment, Less Accumulated                  849,153         94,644
 Depreciation and Amortization
  Excess of Cost Over Net Assets of Businesses           263,402        268,742
Acquired, Less Accum Amortization of $469,000 at
07/31/98 and $448,000 at 04/30/98
                                                      ------------   -----------
Total Non Current Assets                               1,112,555        363,386

Total Assets                                          $3,677,484     $2,634,964
                                                      ============   ===========


Liabilities
Current Liabilities
  Notes Payable & Line of Credit                        $950,000       $300,000
  Current Maturities of Long Term Debt                     3,929          5,899
  Accounts Payable                                     1,104,344        881,266
  Accrued Salaries and Deferred Compensation             289,230        298,734
  Accrual Related to Loss on Discontinued                 81,520         84,124
Operations - Rosalco
  Accrual Related to LCL Investment                      113,068        113,068
  Other Current Liabilities                              508,995        431,418
                                                      ------------   -----------
Total Current Liabilities                              3,051,086      2,114,511

Non Current Liabilities
  Long Term Debt, Excluding Current Maturities           144,925          -
  Notes Payable to Related Parties                     2,033,883      2,046,021
  Subordinated Debentures                              1,400,000      1,400,000
                                                      ------------   -----------
Total Non Current Liabilities                          3,578,808      3,446,021

Total Liabilities                                     $6,629,894     $5,560,530

Stockholders' Equity (Deficit)
  Common Stock of $.01 Par Value.  Authorized          2,766,359      2,766,359
30,000,000 Shares; Issued 9,221,199 Shares at
07/31/98 and 04/30/98
  Additional Paid-In Capital                           8,066,122      8,066,122
  Deficit                                            (13,784,891)   (13,758,047)
                                                     ------------   ------------
Total Stockholders' Equity (Deficit)                 $(2,952,410)   $(2,925,566)

Total Liabilities & Stockholders' Equity (Deficit)    $3,677,484     $2,634,964
                                                     ============   ============

See accompanying notes to consolidated financial statements


      Jayark Corporation and Subsidiaries
     Consolidated Statements of Operations
                  (Unaudited)


                                                          Three Months Ended
Continuing Operations:                                  07/31/98      07/31/97
                                                       ----------    ----------

Net Revenues                                          $4,047,269     $4,172,844

Costs & Expenses
 Cost of Revenues                                      3,499,261      3,628,614
 Selling, General and Administrative                     481,176        436,329
 Interest                                                 93,675         89,189
                                                       ----------    ----------
Total Costs & Expenses                                 4,074,112      4,154,132

Pre-Tax Earnings (Losses) from Continuing Operations     (26,843)        18,712

Provision for Income Taxes (Benefit From)                   --              --
                                                       ----------    ----------

Net Income (Loss)                                       $(26,843)       $18,712
                                                       ===========   ===========

Basic and Diluted Earnings (Loss) per Common Share       ($0.00)          $0.00
                                                       ===========   ===========
Weighted Average Common Shares:
 Basic and Diluted                                     9,221,199      9,221,199
                                                       ===========   ===========
See accompanying notes to consolidated financial statements


Jayark Corporation and Subsidiaries
Consolidated Statement of Cash Flows
For the Three Months Ended
(Unaudited)


                                                        07/31/98      07/31/97
                                                       ----------    ----------
Cash Flows from Operating Activities:
  Net Income (loss)                                     $(26,843)       $18,712

Adjustments to Reconcile Earnings (Loss) to Cash From Operating Activities:
 Depreciation and Amortization of Property and Equipment  23,885         (8,999)
 Amortization of Excess of Cost Over Net Assets of         5,340          5,340
Businesses Acquired
Change in Assets and Liabilities Net of Effects From Acquisition of Subs:
  (Increase) Decrease in Accounts Receivable Net        (138,419)        59,994
  (Increase) Decrease in Inventories                    (235,305)        67,861
  (Increase) Decrease in Other Current Assets            (18,111)        (6,111)
  Increase (Decrease) in Accounts Payable                223,078         33,895
  Increase (Decrease) in Accrued Salaries and             (9,504)        77,218
Deferred Compensation
  Increase (Decrease) in Accrual for                      (2,604)        47,000
Discontinued Operations - Rosalco
  Increase (Decrease) in Other Liabilities                75,606        (65,541)
                                                       ----------    ----------
     Net Cash Provided By (Used In) Operating Activities(102,877)       229,369

Cash Flows From Investing Activities:
  Capital Expenditures for Property and Equipment       (778,395)           --
                                                       ----------    ----------
     Net Cash Provided By (Used In) Investing Activities(778,395)           --

Cash Flows From Financing Activities:
  Proceeds (Payment) of Long Term Debt                   144,925         (2,310)
  Proceeds From Issuance of Notes Payable                650,000            --
  Principal Payments on Notes Payable                    (12,137)           --
                                                       ----------    ----------
     Net Cash Provided By (Used In) Financing Activities 782,788         (2,310)

     Net Increase (Decrease) in Cash and Cash Equivalents(98,484)       227,059
Cash & Cash Equivalents at Beginning of Year             238,858         67,140
                                                       ----------    ----------
Cash & Cash Equivalents at End of Year                   140,374        294,199
                                                       ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid For:
     Interest                                             24,535         19,689
                                                       ===========   ===========
     Income Taxes                                           --              --
                                                       ===========   ===========

See accompanying notes to consolidated financial statements


         Notes to Consolidated Financial Statements
                         (Unaudited)

1.    Jayark  Corporation  ("Jayark" or "the  Company")  conducts its operations through two wholly owned subsidiaries, AVES Audiovisual Systems, Inc. ("AVES") and MED Services Corp. ("Med"). The consolidated
  balance   sheet   of Jayark Corporation  and subsidiaries (the "Company"), as of July 31, 1998, and the related consolidated statements of operations and cash flows for the periods ended July 31, 1998 and 1997 are unaudited. The consolidated balance sheet as of April 30, 1998 has been derived from audited financial statements. The consolidated financial statements should
  be  read   in conjunction   with   the  audited  financial   statements   and
  footnotes for the year ended April 30, 1998, included in the Company's report on Form 10-K.

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

                           Item 2.
Management's Discussion & Analysis of Results of Operations

  Three Months Ended July 31, 1998 as compared to July 31, 1997

                        NET REVENUES

      Consolidated Revenues of $4,047,000 for the period ended July 31, 1998 decreased $126,000, or 3%, as compared to the same period in 1997. The decrease is the result of a $82,000 decrease in direct sales, a $27,000 decrease in contract sales and a $20,000 decrease in rental sales, despite the addition of $40,000 in rental sales from the new subsidiary, MED Services Corp.


                      COST OF REVENUES

      Consolidated Cost of Revenues of $3,499,000 decreased $129,000, or 3.6%, as compared to the same period last year. The decrease is a direct result of lower revenues.

                        GROSS MARGIN

     Consolidated Gross Margin of $548,000 was 13.5% of revenues, as compared to $544,000, or 13.0%, for the same period last year. This increase is due to Med's gross margin of $15,372 (38.43%) on $40,000 in sales. AVES gross margin came in at 13.3% versus 13.0% for last year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $481,000 increased $45,000 or 10.3%  as  compared
to the same period last  year.   Jayark Corporate  recognized  increases in
legal  and  professional fees  of  $42,000,  partially due  to  increased legal and accounting representation required for the formation of the new subsidiary, combined with lower than normal audit and accounting fees
incurred in the first  quarter  of  Fiscal 1998.   Corporate also recognized
decreases  of  $23,000  in other  miscellaneous expense accounts as a result of the Company's overall cost reduction plan. AVES recognized increased spending as a result of a $24,000 increase in advertising and exhibit expenses and a decrease of $26,000 in miscellaneous income.
These increases  were  partially offset   by  decreases  in  depreciation
($7,000),  freight ($9,000)  and  payroll  expenses ($29,000).   The
remaining increase of $21,000 in consolidated expenses is due to expenses in the new subsidiary MED Services Corp.

                      INTEREST EXPENSE

      Consolidated Interest Expense of $94,000 increased $4,000, or 5.0%. This increase is due to an increase in borrowing.

                      NET INCOME (LOSS)

       Consolidated  Net  Loss  of  ($27,000)  decreased  as compared  to a net
income of $19,000 during the same  period last  year.   The $46,000 decrease is
a result of  increased selling, general and administrative costs.

               LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, consolidated open lines of credit available to the Company for borrowing, were $750,000 as compared to $950,000 at April 30, 1998. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital was a deficit of $486,157 at July 31, 1998, compared to working capital of $157,067 at April 30, 1998. The decrease in working capital is principally due increased borrowing on the open lines of credit to purchase equipment for rental in the new subsidiary.

Net cash used by operating activities was $102,877 in 1998, compared $229,369 net cash provided in 1997. The change was due to increases in net loss, accounts receivable, inventory and accrued expenses. These changes were partially offset by decreases in accounts payable and other liabilities.

Net cash used in investing activities was $778,395 in 1998, compared to $0 in 1997. This was a result of the purchase of equipment for rental in the new subsidiary MED Services Corp.

Net cash provided by financing activities was $782,788 in 1998, compared to $2,310 net cash used in 1997. The change was due to the issuance of notes payable and long term debt.

In March 1997, AVES established a line of credit with BSB Bank & Trust, Binghamton, New York, in the amount of $1,250,000. The interest rate is 8.75% annually and the line is due and payable on March 1, 2000. There are no financial covenants associated with the line of credit. As of July 31, 1998, AVES hds $500,000 outstanding.

In July 1998, the Company amended its Certificate of Incorporation increasing its authorized Common Stock from 10,000,000 to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share.

In September 1998, the Company offered to each stockholder, the right to purchase, pro rata, two shares of Common Stock at a price of $.10 per share. The Company filed a Registration Statement on Form S-1 with the
Securities and Exchange Commission in order to register such rights to purchase Common Stock, under the Securities Act of 1933, as amended. The Registration Statement was effective September 15, 1998 and as a result, stockholders will receive notification of the Rights Offering and instructions on how to exercise the rights.

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

Med negotiated a $1,000,000 revolving line of credit with Atlantic Bank of New York and invested approximately $130,000 of the Company's presently available working capital to purchase the medical equipment. The $1,000,000 line of credit is due one year from signing and bears interest at prime plus 2%. The line of credit is secured by the inventories and accounts receivable of Med. The are no financial covenants associated with the line of credit. As of July 31, 1998 Med had $450,000 outstanding on the line of credit.

If the medical equipment is successfully rented, the rental income and cash flow could have a material affect on the operating results of Jayark Corporation. There can be no assurances that the Company will be successful in renting the medical equipment.

Year 2000

The Company believes that the cost of administering its Year 2000 issues will not have a material adverse impact on future earnings.

The Company is continuing its review of its internal business software, which presently appears to be Year 2000 compliant. The Company is in the process of replacing some of its older hardware with new equipment to enable a successful Year 2000 transition. The Company anticipates having these modifications in place by early 1999. The Company will continue its internal review and will correct further issues as they are identified, but the Company does not believe that the impact of the Year 2000 transition will have a material adverse impact on future results.

The Company is communicating with, but is presently uncertain of the compliance status of, its customers' businesses. This may have an effect on the Company's ability to collect outstanding receivables, but the Company does not believe that this would have a material effect on its operations. Since all customer situations cannot be anticipated, particularly those involving third-party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. Such claims, if successful, could have a material adverse impact on future results.

The Company is asking its suppliers about compliance, but is presently uncertain as to their Year 2000 status. The majority of the Company's suppliers are very large corporations, such as Sony, Panasonic, Mitsubishi, 3M, and others, who are carefully reviewing and updating their systems to ensure compliance. While it is likely that their efforts will be successful, if necessary modifications and conversions are not completed in a timely manner, the Year 2000 issue could have a material adverse effect on certain operations and the financial position of the Company. There is currently no contingency plan in place to replace suppliers should their Year 2000 efforts be unsuccessful.

                 PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Report on Form 8-K .
       1.   Other Events
          Purchase and Sale Agreement between MED Services Corp., a newly formed wholly owned subsidiary, and Vivax Medical Corporation on June 17, 1998.

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/  David L. Koffman                      September 20, 1998
     David L. Koffman, President
     Chief Executive Officer



     /s/ Robert C. Nolt                         September 20, 1998
     Robert C. Nolt
     Chief Financial Officer

[ARTICLE] 5
[CIK] 0000053260
[NAME]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          APR-30-1999
[PERIOD-START]                             MAY-01-1998
[PERIOD-END]                               JUL-31-1998
[CASH]                                          140374
[SECURITIES]                                         0
[RECEIVABLES]                                1,864,529
[ALLOWANCES]                                         0
[INVENTORY]                                    509,869
[CURRENT-ASSETS]                             2,564,929
[PP&E]                                       1,229,810
[DEPRECIATION]                                 380,657
[TOTAL-ASSETS]                               3,677,484
[CURRENT-LIABILITIES]                        3,051,086
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     2,766,359
[OTHER-SE]                                 (5,718,769)
[TOTAL-LIABILITY-AND-EQUITY]                 3,677,484
[SALES]                                      4,047,269
[TOTAL-REVENUES]                             4,047,269
[CGS]                                        3,499,261
[TOTAL-COSTS]                                3,499,261
[OTHER-EXPENSES]                               481,176
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              93,675
[INCOME-PRETAX]                               (26,843)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (26,843)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (26,843)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0