Form 10-Q
period 1998-10-31
JAYARK CORP
filed 1998-12-14
CIK 53260

                               UNITED STATES
                  Securities and Exchange Commission
                         Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 1998

                                  Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to


                                0-3255
                       (Commission File Number)

                              JAYARK CORPORATION
        (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-1864519
(State or other jurisdiction of incorporation)          (IRS EIN)

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

               Class                    Outstanding at October 31, 1998
     Common Stock $0.01 Par Value                 9,221,199

                                Part I.
                                Item I.
                  Jayark Corporation and Subsidiaries
                      Consolidated Balance Sheets


                                                      Unaudited      Audited
                                                      10/31/98       04/30/98
                                                      ---------      ---------
Assets
Current Assets
Cash and Cash Equivalents                                $30,997       $238,858
Accounts Receivable-Trade, Less Allowance For          2,344,946      1,723,833
Doubtful Accounts of $69,737 at 10/31/98 and $38,000 at 4/30/98
Other Accounts Receivable                                 27,277          2,277
Inventories                                              496,447        271,564
Other Current Assets                                      84,429         35,046
                                                       ---------      ---------
Total Current Assets                                   2,984,096      2,271,578

Non Current Assets
Property & Equipment, Less Accumulated Depreciation      852,629         94,644
and Amortization
Excess of Cost Over Net Assets of Businesses             258,062        268,742
Acquired, Less
Accumulated Amortization of $474,375 at 10/31/98 and
$448,000 at 4/30/98
                                                       ---------     ----------
Total Non-Current Assets                               1,110,691        363,386
                                                       ----------    ----------
Total Assets                                           $4,094,787    $2,634,964
                                                       ==========    ==========

Liabilities
Current Liabilities
Notes Payable & Line of Credit                         $1,250,000      $300,000

Current Maturities of Long Term Debt                       1,914          5,899
Accounts Payable                                       1,022,875        881,266
Accrued Salaries and Deferred Compensation               332,102        298,734
Accrual Related to Loss on Discontinued Operations -      74,225         84,124
Rosalco
Accrual Related to LCL Investment                        113,068        113,068
Other Current Liabilities                                589,500        431,418
                                                       ---------      ---------
Total Current Liabilities                              3,383,684      2,114,509

Non Current Liabilities
Long Term Debt, Excluding Current Maturities             144,925              -
Notes Payable to Related Parties                       2,021,440      2,046,021
Subordinated Debentures                                1,400,000      1,400,000
                                                       ---------      ---------
Total Non Current Liabilities                          3,566,365      3,446,021
                                                      ----------     ----------
Total Liabilities                                     $6,950,049     $5,560,530
                                                      ==========     ==========

Stockholders' Equity (Deficit)
Common Stock of $.01 Par Value.  Authorized            2,766,359      2,766,359
30,000,000 Shares;
Issued 9,221,199 Shares at 10/31/98 and 4/30/98
Additional Paid-In Capital                             8,066,122      8,066,122
Deficit                                              (13,687,743)   (13,758,047)
                                                     -----------    ------------
Total Stockholders' Equity (Deficit)                 $(2,855,262)   $(2,925,566)
                                                     -----------    ------------
Total Liabilities & Stockholders' Equity (Deficit)    $4,094,787     $2,634,964
                                                     ===========    ============
              See accompanying notes to consolidated financial statements

                  Jayark Corporation and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)

                                       Three Months Ended   Six Months Ended
                                      10/31/98   10/31/97   10/31/98   10/31/97
Net Revenues                         $4,260,743 $3,148,761 $8,308,012 $7,321,605

Costs & Expenses:
Cost of Revenues                      3,630,414  2,611,786  7,129,676  6,240,399
Selling, General and Administrative     428,394    447,051    909,570    883,381
Interest                                104,786     92,385    198,461    181,573
                                      ---------  ---------  ---------  ---------
Total Costs & Expenses                4,163,594  3,151,222  8,237,707  7,305,353

Pre-Tax Income/(Loss)                    97,149     (2,461)    70,305     16,252

Provision for Income Taxes (Benefit from)    --          --        --         --
                                      ---------  ---------- ---------  ---------

Net Income (loss)                       $97,149    $(2,461)   $70,305    $16,252
                                      =========  ========== =========  =========

Basic & Diluted Earn(Loss) per Common Sh   $.01      $(.00)      $.00       $.00
                                      =========  ========== =========  =========

Weighted Average Common Shares:
Basic and Diluted                     9,221,199  9,221,199  9,221,199  9,221,199
                                      =========  ========== =========  =========
      See accompanying notes to consolidated financial statements


                  Jayark Corporation and Subsidiaries
                 Consolidated Statement of Cash Flows
                       For the Six Months Ended
                              (Unaudited)

                                                         10/31/98     10/31/97
                                                        ---------     ---------
Cash Flows From Operating Activities:
Net Income (loss)                                        $70,305        $16,252

Adjustments to Reconcile Earnings (Loss) to Cash From Operating Activities:
Depreciation and Amortization of Property and Equipment   59,803          6,175
Amortization of Excess of Cost Over Net Assets of         10,680         10,680
Businesses Acquired
Change In Assets and Liabilities Net of Effects From Acquisition of Subs:
(Increase) Decrease in Accounts Receivable Net          (646,114)       802,001
(Increase) Decrease in Inventories                      (224,883)        91,808
(Increase) Decrease in Other Current Assets              (49,382)       (83,355)
Increase (Decrease) in Accounts Payable                  141,609       (481,298)
Increase (Decrease) in Accrued Salaries and Deferred Comp 33,368         96,479
Increase (Decrease) in Accrual for Disc Ops - Rosalco     (9,899)        47,000
Increase (Decrease) in Other Liabilities                 154,096        (29,020)
                                                        ---------      --------
Net Cash Provided By (Used In) Operating Activities     (460,417)       476,722

Cash Flows From Investing Activities:
Capital Expenditures for Property and Equipment         (817,788)             --
                                                        ---------      ---------
Net Cash Provided By (Used In) Investing Activities     (817,788)             --

Cash Flows From Financing Activities:
Proceeds (Payment) of Long Term Debt                     144,925         (7,207)
Proceeds From Issuance of Notes Payable                  950,000              --
Principal Payments on Notes Payable                      (24,581)      (200,000)
                                                       ----------     ----------
Net Cash Provided By (Used In) Financing Activities    1,070,344       (207,207)

Net Increase (Decrease) in Cash and Cash Equivalents    (207,861)       269,515
Cash & Cash Equivalents at Beginning of Year             238,858         67,140
                                                       ----------     ----------
Cash & Cash Equivalents at End of Year                   $30,997       $336,655
                                                       ==========     ==========

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest                                                 $59,821        $42,573
                                                       ==========     ==========
Income Taxes                                                  --             --
                                                       ==========     ==========
      See accompanying notes to consolidated financial statements

              Notes to Consolidated Financial Statements
                              (Unaudited)

1. Jayark Corporation ("Jayark" or "the Company") conducts its operations through two wholly owned subsidiaries, AVES Audiovisual
  Systems,   Inc.  ("AVES")  and  MED  Services  Corp.  ("Med").    The
  consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of October 31, 1998, and the related consolidated statements of operations and cash flows for the periods ended October 31, 1998 and 1997 are unaudited. The consolidated balance sheet as of April 30, 1998 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1998, included in the Company's report on Form 10-K.

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

                                Item 2.
      Management's Discussion & Analysis of Results of Operations

  Three Months Ended October 31, 1998 as compared to October 31, 1997

                             NET REVENUES

      Consolidated Revenues of $4,261,000 for the three months ended October 31, 1998 increased $1,112,000, or 35%, as compared to the same period in 1997. The increase is primarily the result of a $1,087,000 increase in direct sales.


                           COST OF REVENUES

      Consolidated Cost of Revenues of $3,630,000 increased $1,019,000, or 39%, as compared to the same period last year. The increase is a primarily a result of increased revenues along with a slight decrease in the direct sales margin.

                             GROSS MARGIN

     Consolidated Gross Margin of $630,000 was 14.8% of revenues, as compared to $537,000, or 17.0%, for the same period last year. This is due to a decrease in the direct sales margin at AVES.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $428,000 decreased $19,000 or 4% as compared to the same period last year. Jayark Corporate recognized an increase in professional fees of $28,000, a $14,000 increase in taxes due to refunds received in the prior year, and $4,000 in additional insurance expenses. AVES had reduced spending of $29,000 in payroll costs, $25,000 in advertising and exhibit expenses, $8,000 in office supplies, $6,000 in other miscellaneous expenses, $3,000 in depreciation and a $6,000 increase in freight.


                           INTEREST EXPENSE

      Consolidated Interest Expense of $105,000 increased $12,000, or 13%. This increase is due to an increase in borrowing.

                           NET INCOME (LOSS)

      Consolidated Net Income of $97,000 increased as compared to a net loss of $2,000 during the same period last year. The $99,000 increase is a direct result of an increase in margin due to higher revenues.

   Six Months Ended October 31, 1998 as compared to October 31, 1997

                             NET REVENUES

      Consolidated Revenues of $8,308,000 for the period ended October 31, 1998 increased $986,000, or 13%, as compared to the same period in 1997. The increase is a result of an $886,000 increase in AVES' sales, due to an increase in direct sales and the addition of $100,000 in rental sales from the new subsidiary, MED Services Corp.

                           COST OF REVENUES

      Consolidated Cost of Revenues of $7,130,000, increased $889,000, or 14%, as compared to the same period last year. The increase is a direct result of higher revenues.

                             GROSS MARGIN

     Consolidated  Gross Margin of $1,178,000 was 14% of  revenues,  as
compared  to $1,081,000, or 15%, for the same period last  year.   This
decrease is due a slight decrease in AVES' direct sales margin.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $910,000 increased $26,000 or 3% as compared to the same period last year. This increase is primarily due to $21,000 in expenses for the new subsidiary MED Services Corp. AVES recognized $60,000 in reduced spending with savings in payroll expenses, depreciation, and other miscellaneous expenses. Corporate increased spending by $65,000 primarily a result of increased professional fees due to increased representation required for the formation of the new subsidiary, combined with lower than normal fees incurred in the period ending 10/31/97.


                           INTEREST EXPENSE

      Consolidated Interest Expense of $198,000 increased $17,000, or 9.0%. This increase is due to an increase in borrowing.

                           NET INCOME (LOSS)

      Consolidated Net Income of $70,000 increased as compared to a net income of $16,000 during the same period last year. The $54,000 increase is a result of increased margins recognized with the higher revenues.

                    LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, consolidated open lines of credit available to the Company for borrowing, were $450,000 as compared to $950,000 at April 30, 1998. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital was a deficit of $399,588 at October 31, 1998, compared to working capital of $157,067 at April 30, 1998. The decrease in working capital is principally due increased borrowing on the open lines of credit. The majority of which was used to purchase equipment for rental in the new subsidiary.

Net cash used by operating activities was $460,417 in 1998, compared $476,722 net cash provided in 1997. This is a result of increases in accounts receivable and inventory partially offset by increases in accounts payable and other liabilities.

Net cash used in investing activities was $817,788 in 1998, compared to $0 in 1997. This was a result of the purchase of equipment for rental in the new subsidiary MED Services Corp.

Net cash provided by financing activities was $1,070,344 in 1998, compared to $207,207 net cash used in 1997. The change was due to the issuance of notes payable and long term debt.

In March 1997, AVES established a line of credit with BSB Bank & Trust, Binghamton, New York, in the amount of $1,250,000. The interest rate is 8.75% annually and the line is due and payable on March 1, 2000. There are no financial covenants associated with the line of credit. As of October 31, 1998, AVES had $800,000 outstanding.

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

Subsequent Events

The Rights Offering expired on October 30, 1998. The total offering of 18,442,398 shares was fully subscribed with 111,600 shares purchased with cash and the balance subscribed by conversion of debt. The Company issued the new shares in November 1998.

The Koffman Group, which consists of David Koffman, Chairman of the Board of Directors and President of the Company, Richard Koffman, Milton Koffman, Jeffrey Koffman, Sara Koffman, Ruthanne Koffman, Elizabeth Koffman, Steven Koffman, and three entities controlled by members of the Koffman family, agreed to acquire all shares not purchased by other stockholders on Primary Subscription. As a result, the Koffman Group beneficially owns 20,417,188 shares of Common Stock, which represents approximately 74% of the Common Stock outstanding.

On November 13, 1998 Jayark Corporation, through its newly formed, wholly owned subsidiary, MED Services Corp. ("Med"), terminated its Purchase and Sale, Distribution, and Custody Agreements with Vivax Medical Corporation ("Vivax"), a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. Under the terms of the Purchase and Sale Agreement, dated June 17, 1998, Med purchased certain medical equipment from Vivax for cash of $579,700 and a $144,925 unsecured promissory note due in five years. Med then entered into a Consignment Agreement with Vivax whereby this medical equipment was consigned to Vivax to rent through its distribution network. In consideration of Vivax renting and maintaining the Med equipment, Vivax was entitled to a range of forty-eight to sixty-seven percent of the rental proceeds, based upon the equipment rented. Vivax had an option to purchase the medical equipment from Med after the twenty-fourth, thirty-six and forty-eighth month of the consignment period. Med, under the Purchase and Sale
Agreement had an option, through October 31, 1999 to purchase an additional $2,475,000 of medical equipment from Vivax.

In consideration for terminating the Agreements, MED received $840,000 from Vivax. MED, in turn, paid off the $450,000 outstanding on its revolving line of credit to the bank and outstanding interest due on the line.

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

                                   JAYARK CORPORATION
                                   Registrant

     /s/  David L. Koffman                        December 14, 1998
     David L. Koffman, President
     Chief Executive Officer



     /s/ Robert C. Nolt                           December 14, 1998
     Robert C. Nolt
     Chief Financial Officer

[ARTICLE] 5
[CIK] 0000053260
[NAME]

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          APR-30-1999
[PERIOD-START]                             MAY-01-1998
[PERIOD-END]                               OCT-31-1998
[CASH]                                          30,997
[SECURITIES]                                         0
[RECEIVABLES]                                2,344,946
[ALLOWANCES]                                         0
[INVENTORY]                                    496,447
[CURRENT-ASSETS]                             2,984,096
[PP&E]                                       1,269,203
[DEPRECIATION]                               (416,574)
[TOTAL-ASSETS]                               4,094,787
[CURRENT-LIABILITIES]                        3,383,684
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     2,766,359
[OTHER-SE]                                 (5,621,621)
[TOTAL-LIABILITY-AND-EQUITY]                 4,094,787
[SALES]                                      8,308,012
[TOTAL-REVENUES]                             8,308,012
[CGS]                                        7,129,676
[TOTAL-COSTS]                                7,129,676
[OTHER-EXPENSES]                               909,570
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             198,461
[INCOME-PRETAX]                                 70,305
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             70,305
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    70,305
[EPS-PRIMARY]                                      .00
[EPS-DILUTED]                                      .00