Form 10-Q
period 1999-01-31
JAYARK CORP
filed 1999-03-15
CIK 53260

                             UNITED STATES
                  Securities and Exchange Commission
                         Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 1999

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

YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding at January 31, 1999
     Common Stock $0.01 Par Value               27,663,597

                                Part I.
                                Item I.
                  Jayark Corporation and Subsidiaries
                      Consolidated Balance Sheets


                                                      Unaudited        Audited
                                                      1/31/99          04/30/98
                                                     ----------       ----------
Assets
Current Assets
Cash and Cash Equivalents                              $427,646        $238,858
Accounts Receivable-Trade, Less Allowance For         1,679,217       1,723,833
Doubtful Accounts of $82,000 at 1/31/99 and $38,000 at 4/30/98
Other Accounts Receivable                                16,160           2,277
Inventories                                             435,811         271,564
Other Current Assets                                     46,101          35,046
                                                      ---------        ---------
Total Current Assets                                  2,604,935       2,271,578

Non Current Assets
Property & Equipment, Less Accum Depr & Amort           169,527          94,644
Excess of Cost Over Net Assets of Businesses Acquired,  252,722         268,742
Less Accum Amort of $479,715 at 1/31/99 and $448,000 at 4/30/98
                                                      ---------        ---------
Total Non-Current Assets                                422,249         363,386
                                                      ---------        ---------
Total Assets                                         $3,027,184      $2,634,964
                                                     ==========       ==========

Liabilities
Current Liabilities
Notes Payable & Line of Credit                         $650,000        $300,000
Current Maturities of Long Term Debt                        699           5,899
Accounts Payable                                        433,631         881,266
Other Payables                                          187,465         197,192
Accrued Salaries and Deferred Compensation              350,730         298,734
Other Current Liabilities                               568,871         431,418
                                                      ---------        ---------
Total Current Liabilities                             2,191,396       2,114,509

Non Current Liabilities
Notes Payable to Related Parties                      1,005,603       2,046,021
Subordinated Debentures                                 613,263       1,400,000
                                                      ---------        ---------
Total Non Current Liabilities                         1,618,866       3,446,021
                                                      ---------        ---------
Total Liabilities                                    $3,810,262      $5,560,530
                                                     ==========       ==========

Stockholders' Equity (Deficit)
Common Stock of $.01 Par Value at 1/31/99 and $.30 at   276,636       2,766,359
4/30/98.  Authorized 30,000,000 Shares at 1/31/99 and
10,000,000 Shares at 4/30/98. Issued 27,663,597 Shares
at 1/31/99 and 9,221,199 Shares at 4/30/98
Additional Paid-In Capital                           12,350,084       8,066,122
Deficit                                             (13,409,798)    (13,758,047)
                                                      ---------       ---------
Total Stockholders' Equity (Deficit)                  $(783,078)    $(2,925,566)
                                                      ---------       ---------
Total Liabilities & Stockholders' Equity (Deficit)    $3,027,184     $2,634,964
                                                      ==========     ==========

      See accompanying notes to consolidated financial statements


                  Jayark Corporation and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                      1/31/99   1/31/98     1/31/99    1/31/98
                                    ----------  ---------  ---------  ----------

Net Revenues                       $3,316,028 $2,636,318 $11,624,040 $9,957,922
Cost of Revenues                    2,766,779  2,183,880   9,896,455  8,424,279
                                   ----------  ---------  ---------  ----------
Gross Margin                          549,249    452,438   1,727,585  1,533,643

Selling, General and Administrative   424,422    430,151   1,333,992  1,313,531
                                   ----------  ---------  ---------  ----------
Operating Income                      124,827     22,287     393,593    220,112

Interest Expense                       50,315     92,846     248,776    274,419
(Gain)/Loss on Sale of Assets        (203,432)      --      (203,432)     --
                                   ----------  ---------  ---------  ----------

Pre Tax Earnings (losses)             277,944    (70,559)    348,249    (54,307)

Prov for Income Taxes (Benefit from)    --          --          --          --
                                   ----------  ---------  ---------  ----------
Net Income (loss)                    $277,944   $(70,559)   $348,249   $(54,307)
                                   ==========  =========  =========  ==========

Basic & Diluted Earnings(Loss)
per Common Share                      $.01       $(.01)       $.02      $(.01)
                                   ==========  =========  =========  ==========
Weighted Average Common Shares:
Basic and Diluted                  27,663,597 9,221,199   15,368,665  9,221,199
                                   ==========  =========  =========  ==========


      See accompanying notes to consolidated financial statements


                  Jayark Corporation and Subsidiaries
                 Consolidated Statement of Cash Flows
                       For the Nine Months Ended
                              (Unaudited)

                                                      1/31/99           1/31/98
                                                    -----------       ----------
Cash Flows From Operating Activities:
Net Income (loss)                                      $348,249        $(54,307)


Adjustments to Reconcile Earnings (Loss) to Cash From Operating Activities:
Depreciation and Amortization of Property and Equipment  17,664          47,433
Amort of Excess of Cost Over Net Assets of               16,020          16,020
Businesses Acquired
Change In Assets and Liabilities Net of Effects From Acquisition of Subs:
(Increase) Decrease in Accounts Receivable Net           30,732         921,887
(Increase) Decrease in Inventories                     (164,247)         32,959
(Increase) Decrease in Other Current Assets             (11,055)        (17,350)
Increase (Decrease) in Accounts Payable                (457,362)       (515,336)
Increase (Decrease) in Accr Salaries and Deferred Comp   51,996         148,904
Increase (Decrease) in Other Liabilities                132,252           4,011
                                                    -----------       ----------
Net Cash Provided By (Used In) Operating Activities     (35,751)        584,221

Cash Flows From Investing Activities:
Purchases of Property and Equipment                     (92,546)         (7,922)
                                                    -----------       ----------
Net Cash Provided By (Used In) Investing Activities     (92,546)         (7,922)

Cash Flows From Financing Activities:
Proceeds (Payment) of Long Term Debt                       --            (7,207)
Proceeds From Issuance of Notes Payable                 350,000            --
Payments of Notes Payable & Subordinated Debentures  (1,827,155)       (400,000)
Proceeds From Issuance of Common Stock                1,794,240           --
                                                    -----------       ----------
Net Cash Provided By (Used In) Financing Activities     317,085        (407,207)

Net Increase (Decrease) in Cash and Cash Equivalents    188,788         169,092
Cash & Cash Equivalents at Beginning of Year            238,858          67,140
                                                    -----------       ----------
Cash & Cash Equivalents at End of Year                 $427,646        $236,232
                                                    ===========       ==========

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest                                               $112,730         $65,919
                                                    ===========       ==========
Income Taxes                                             --                --
                                                    ===========       ==========
      See accompanying notes to consolidated financial statements

              Notes to Consolidated Financial Statements
                              (Unaudited)

1.Jayark  Corporation  ("Jayark" or  "the  Company")  conducts  its operations  through two wholly owned subsidiaries,  AVES  Audiovisual
  Systems,   Inc.  ("AVES")  and  MED  Services  Corp.  ("Med").    The
  consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of January 31, 1999, and the related consolidated statements of operations and cash flows for the periods ended January 31, 1999 and 1998 are unaudited. The consolidated balance sheet as of April 30, 1998 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1998, included in the Company's report on Form 10-K.

2.The interim financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.

3.Certain reclassifications have been made in the 1998 financial statements to conform them to and make them consistent with the presentation used in the 1999 financial statements.

                                Item 2.
      Management's Discussion & Analysis of Results of Operations

  Three Months Ended January 31, 1999 as compared to January 31, 1998

                             NET REVENUES

      Consolidated Revenues of $3,316,000 for the three months ended January 31, 1999 increased $680,000, or 26%, as compared to the same period in 1998. The increase is primarily the result of an increase in direct sales at AVES.


                           COST OF REVENUES

     Consolidated Cost of Revenues of $2,767,000 increased $583,000, or 27%, as compared to the same period last year. The increase is a direct result of increased revenues.

                             GROSS MARGIN

     Consolidated Gross Margin of $549,000 was 17% of revenues, as compared to $452,000, or 17%, for the same period last year.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $424,000 decreased $6,000, or 1%, as compared to the same period last year. The new subsidiary MED Services Corp. incurred $44,000 in expenses. These new expenses were completely offset by decreased spending at both AVES and Corporate. AVES reduced spending by $18,000 with decreases in advertising, exhibit, and payroll expenses. Corporate decreased spending by $32,000. This decrease was a result of lower than normal professional fees, due to timing differences, reduced insurance costs, and a reduction in miscellaneous expenses due to prior period adjustments. These decreases were partially offset by an increase in taxes resulting from refunds received in the prior year.


                           OPERATING INCOME

      Consolidated Operating Income of $125,000 increased $103,000 from operating income of $22,000 during the same period last year. This increase is due to $97,000 in increased margin from higher revenues, along with a $6,000 reduction in selling, general and administrative expenses.

                           INTEREST EXPENSE

      Consolidated Interest Expense of $50,000 decreased $43,000, or 46%. This decrease is primarily a result of the decrease in subordinated debt and commercial paper attributed to the conversion of debt in conjunction with the Rights Offering. As compared to the prior period, subordinated debt is down $786,000, with an interest rate reduction on the $613,000 in remaining principal from 12% to 8%, and commercial paper decreased $1,000,000. The resulting decline in interest, from the transactions above, was partially offset by higher interest incurred from increased borrowing levels on the line of credit.


                     GAIN (LOSS) ON SALE OF ASSETS

      Consolidated Gain on Sale of Assets of $203,000 resulted from the termination of MED's Purchase and Sale, Distribution and Custody Agreements with Vivax.

                           NET INCOME (LOSS)

     Consolidated Net Income of $278,000 increased as compared to a net loss of $71,000 during the same period last year. The $349,000 increase is a result of: increased margin due to a 26% increase in revenues, reduced selling, general and administrative spending, the gain on sale from MED's termination of its agreements with Vivax, and reduced interest expense, which is primarily a result of the conversion of debt to stock with the Rights Offering.

  Nine Months Ended January 31, 1999 as compared to January 31, 1998

                             NET REVENUES

      Consolidated Revenues of $11,624,000 for the period ended January 31, 1999 increased $1,666,000, or 17%, as compared to the same period in 1998. The increase is a result of an $1,566,000 increase in AVES' sales, primarily due to an increase in direct sales, and the addition of $100,000 in rental sales from the new subsidiary, MED Services Corp.

                           COST OF REVENUES

     Consolidated Cost of Revenues of $9,896,000, increased $1,472,000, or 17%, as compared to the same period last year. The increase is proportional to the increase in revenues.

                             GROSS MARGIN

     Consolidated Gross Margin of $1,728,000 was 15% of revenues, as compared to $1,534,000, or 15%, for the same period last year.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $1,334,000 increased $21,000, or 2%, as compared to the same period last year. This increase is due to $65,000 in expenses for the new subsidiary MED Services Corp, a $33,000 increase in Corporate spending, partially offset by $77,000 in savings at AVES. At Corporate, professional fees increased $24,000 due to increased representation associated with the formation of the new subsidiary MED Services Corp. and taxes increased $57,000 due to refunds received in the prior year. These large increases were partially offset with a reduction in insurance expenses and prior period adjustments to miscellaneous expenses. The savings at AVES are primarily attributable to a $64,000 reduction in payroll expenses.


                           OPERATING INCOME

      Consolidated Operating Income of $393,000 increased $173,000 from operating income of $220,000 during the same period last year. This increase is due to $194,000 in increased margin from higher revenues; partially offset by $21,000 in increased selling, general and administrative expenses.

                           INTEREST EXPENSE

      Consolidated Interest Expense of $249,000 decreased  $26,000,  or
9.0%. This decrease is primarily a result of the decrease in subordinated debt and commercial paper attributed to the conversion of debt in conjunction with the Rights Offering which expired on October 30, 1998. As compared to the prior period, subordinated debt is down $786,000, with an interest rate reduction on the $613,000 in remaining principal from 12% to 8%, and commercial paper decreased $1,000,000. The resulting decline in interest, from the transactions above, was partially offset by higher interest experienced from increased borrowing levels on the line of credit at AVES.


                     GAIN (LOSS) ON SALE OF ASSETS

      Consolidated Gain on Sale of Assets of $203,000 resulted from the termination of MED's Purchase and Sale, Distribution and Custody Agreements with Vivax.


                           NET INCOME (LOSS)

      Consolidated Net Income of $348,000 for the nine months ending January 31, 1999 increased $402,000 as compared to the same period last year. The $402,000 increase is a result of increased margin due to higher revenues, decreased interest expense, and the gain on sale from MED's termination of its agreements with Vivax. This increase was partially offset by a slight increase in selling, general and administrative expenses.


                    LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, consolidated open lines of credit available to the Company for borrowing, were $600,000 as compared to $950,000 at April 30, 1998. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital was $414,000 at January 31, 1999, compared $157,000 at April 30, 1998. The increase in working capital is largely due to the operating income generated in the current year.

Net cash used by operating activities was $36,000 in 1999 resulting primarily from the reduction of accounts payable and an increase in inventory.

Net cash used in investing activities was $93,000 in 1999 as a result of capital expenditures by AVES.

Net cash provided by financing activities was $317,000 in 1999 primarily due to increased borrowing on AVES' line of credit. The majority of the common stock issued in conjunction with the Rights Offering was subscribed with conversion of debt. Consequentially, there was little to no cash provided by the transaction.

In March 1997, AVES established a line of credit with BSB Bank & Trust, Binghamton, New York, in the amount of $1,250,000. The interest rate is 8.75% annually and the line is due and payable on March 1, 2000. There are no financial covenants associated with the line of credit. As of January 31, 1999, AVES had $650,000 outstanding.

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

The Rights Offering expired on October 30, 1998. The total offering of 18,442,398 shares was fully subscribed with 111,600 shares purchased with cash and the balance subscribed by conversion of debt. The Company issued the new shares in November 1998. The conversion of debt to stock in conjunction with the Rights Offering resulted in a $1,000,000 reduction in commercial paper, a $761,000 reduction in subordinated debt, and a $72,000 reduction in accrued interest. The end result was $1,794,000 of equity enhancement.

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

In consideration for terminating the Agreements, MED received $840,000 from Vivax. MED, in turn, paid off the $450,000 outstanding on its revolving line of credit to the bank and outstanding interest due on the line. As a result of the termination, MED realized a $203,000 gain on the sale of assets.

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

                      PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits
          10(42)Amendment to certain 12% Convertible Subordinated Debentures dated April 30, 1990.

          10(43)Amendment to certain Note dated March 12, 1997 between Jayark Corporation and A-V Texas Holding, LLC.

     (b)  Report on Form 8-K.
       1.   Other Events
          Termination of Purchase and Sale, Distribution and Custody Agreements between MED Services Corp. and Vivax Medical Corporation on November 13, 1998.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/ David L. Koffman                           March 15, 1999
     David L. Koffman, President
     Chief Executive Officer


     /s/ Robert C. Nolt                             March 15, 1999
     Robert C. Nolt
     Chief Financial Officer

                               EXHIBITS

Exhibit 10(42)

                  SUBORDINATED PROMISSORY NOTE


$381,035.00                                  November 1, 1998



          FOR VALUE RECEIVED, the undersigned Jayark Corporation, a Delaware corporation (the "Maker"), hereby promises to pay to CCB Associates, (the "Holder"), at such place as the Holder may from time to time designate in writing, in lawful money of the United States of America and in immediately available funds, the principal sum of THREE HUNDRED EIGHTY ONE THOUSAND THIRTY FIVE DOLLARS ($381,035.00), together with interest on such principal sum at the rate of eight percent (8%) per annum by payment of interest quarterly in arrears commencing January 31, 1999 and by payment of $38,103.50 on the 31st day of December, 1999 and the same amount on the 31st day of each December thereafter until December 31, 2004 when the entire unpaid principal balance plus accrued interest shall be due and payable.

          The principal and accrued interest under this Note may be prepaid by the Maker, in whole or in part, without premium or penalty.

          The right to receive payments under this Note is and shall be subordinated to the prior payment in full and in cash of all amounts payable under the Senior Indebtedness (as hereinafter defined) of Maker (including interest thereon) from time to time outstanding. No payment or prepayment of any amount of principal or interest under this Note shall be made without the written consent of the Senior Lender (as hereinafter defined). Upon any dissolution, winding up or total or partial liquidation or reorganization of Maker, the Senior Indebtedness shall be paid in full in cash or cash equivalents, before the Holder shall be entitled to receive any payment of principal of or interest on this Note or any distribution of any assets or securities. If, notwithstanding the foregoing, the Holder shall receive any payment under this Note at a time when such payment is prohibited or before the payment in full of all Senior Indebtedness of Maker, then such payment or distribution shall be received and paid over or delivered to the holders of the Senior Indebtedness to the extent necessary to pay in full the principal of and interest on such Senior Indebtedness in accordance with its terms. "Senior Indebtedness" shall mean all obligations of Maker to BSB Bank and Trust Company or any substitute lender (the "Senior Lender") now or hereafter in place.

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


          Intending to be bound, the Maker has caused this Note to be executed by its duly authorized Chief Financial Officer, as of the day and year first above written.


                              Jayark Corporation

                              By:  /s/ Robert C. Nolt
                              Name:     Robert C. Nolt
                              Title:    Chief Financial Officer

                  SUBORDINATED PROMISSORY NOTE


$232,228.00                                  November 1, 1998



          FOR VALUE RECEIVED, the undersigned Jayark Corporation, a Delaware corporation (the "Maker"), hereby promises to pay to David L. Koffman, (the "Holder"), at such place as the Holder may from time to time designate in writing, in lawful money of the United States of America and in immediately available funds, the principal sum of TWO HUNDRED THIRTY TWO THOUSAND TWO HUNDRED TWENTY-EIGHT DOLLARS ($232,228.00), together with interest on such principal sum at the rate of eight percent (8%) per annum by payment of interest quarterly in arrears commencing January 31, 1999 and by payment of $23,228.00 on the 31st day of December, 1999 and the same amount on the 31st day of each December thereafter until December 31, 2004 when the entire unpaid principal balance plus accrued interest shall be due and payable.

          The principal and accrued interest under this Note may be prepaid by the Maker, in whole or in part, without premium or penalty.

          The right to receive payments under this Note is and shall be subordinated to the prior payment in full and in cash of all amounts payable under the Senior Indebtedness (as hereinafter defined) of Maker (including interest thereon) from time to time outstanding. No payment or prepayment of any amount of principal or interest under this Note shall be made without the written consent of the Senior Lender (as hereinafter defined). Upon any dissolution, winding up or total or partial liquidation or reorganization of Maker, the Senior Indebtedness shall be paid in full in cash or cash equivalents, before the Holder shall be entitled to receive any payment of principal of or interest on this Note or any distribution of any assets or securities. If, notwithstanding the foregoing, the Holder shall receive any payment under this Note at a time when such payment is prohibited or before the payment in full of all Senior Indebtedness of Maker, then such payment or distribution shall be received and paid over or delivered to the holders of the Senior Indebtedness to the extent necessary to pay in full the principal of and interest on such Senior Indebtedness in accordance with its terms. "Senior Indebtedness" shall mean all obligations of Maker to BSB Bank and Trust Company or any substitute lender (the "Senior Lender") now or hereafter in place.

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


          Intending to be bound, the Maker has caused this Note to be executed by its duly authorized Chief Financial Officer, as of the day and year first above written.


                              Jayark Corporation

                              By:  /s/ Robert C. Nolt
                              Name:     Robert C. Nolt
                              Title:    Chief Financial Officer

Exhibit 10(43)

                  SUBORDINATED PROMISSORY NOTE


$1,000,000.00                                November 1, 1998



          FOR VALUE RECEIVED, the undersigned Jayark Corporation, a Delaware corporation (the "Maker"), hereby promises to pay to AV Texas Holding, LLC, (the "Holder"), at such place as the Holder may from time to time designate in writing, in lawful money of the United States of America and in immediately available funds, the principal sum of ONE MILLION DOLLARS ($1,000,000.00), together with interest on such principal sum at the rate of seven and one-half percent (7.5%) per annum by payment of interest quarterly in arrears commencing January 31, 1999 and by payment of $100,000.00 on the 31st day of December, 1999 and the same amount on the 31st day of each December thereafter until December 31, 2004 when the entire unpaid principal balance plus accrued interest shall be due and payable.

          The principal and accrued interest under this Note may be prepaid by the Maker, in whole or in part, without premium or penalty.

          The right to receive payments under this Note is and shall be subordinated to the prior payment in full and in cash of all amounts payable under the Senior Indebtedness (as hereinafter defined) of Maker (including interest thereon) from time to time outstanding. No payment or prepayment of any amount of principal or interest under this Note shall be made without the written consent of the Senior Lender (as hereinafter defined). Upon any dissolution, winding up or total or partial liquidation or reorganization of Maker, the Senior Indebtedness shall be paid in full in cash or cash equivalents, before the Holder shall be entitled to receive any payment of principal of or interest on this Note or any distribution of any assets or securities. If, notwithstanding the foregoing, the Holder shall receive any payment under this Note at a time when such payment is prohibited or before the payment in full of all Senior Indebtedness of Maker, then such payment or distribution shall be received and paid over or delivered to the holders of the Senior Indebtedness to the extent necessary to pay in full the principal of and interest on such Senior Indebtedness in accordance with its terms. "Senior Indebtedness" shall mean all obligations of Maker to BSB Bank and Trust Company or any substitute lender (the "Senior Lender") now or hereafter in place.

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


          Intending to be bound, the Maker has caused this Note to be executed by its duly authorized Chief Financial Officer, as of the day and year first above written.


                              Jayark Corporation

                              By:  /s/ Robert C. Nolt
                              Name:     Robert C. Nolt
                              Title:    Chief Financial Officer

[ARTICLE] 5
[CIK] 0000053260
[NAME]

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          APR-30-1999
[PERIOD-START]                             NOV-01-1998
[PERIOD-END]                               JAN-31-1999
[CASH]                                         427,646
[SECURITIES]                                         0
[RECEIVABLES]                                1,679,217
[ALLOWANCES]                                         0
[INVENTORY]                                    435,811
[CURRENT-ASSETS]                             2,604,935
[PP&E]                                         430,300
[DEPRECIATION]                               (260,773)
[TOTAL-ASSETS]                               3,027,184
[CURRENT-LIABILITIES]                        2,191,396
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       276,636
[OTHER-SE]                                 (1,059,714)
[TOTAL-LIABILITY-AND-EQUITY]                 3,027,184
[SALES]                                     11,624,040
[TOTAL-REVENUES]                            11,624,040
[CGS]                                        9,896,455
[TOTAL-COSTS]                                9,896,455
[OTHER-EXPENSES]                             1,130,560
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             248,776
[INCOME-PRETAX]                                348,249
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            348,249
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   348,249
[EPS-PRIMARY]                                      .02
[EPS-DILUTED]                                      .02