Form 10-K
period 1999-04-30
JAYARK CORP
filed 1999-07-20
CIK 53260

                             UNITED STATES
                  Securities and Exchange Commission
                         Washington, DC 20549

                               FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended April 30, 1999

                                  Or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the Transition period from          to


                     Commission File Number 0-3255

                              JAYARK CORPORATION
        (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-1864519
(State or jurisdiction of incorporation or organization)  (IRS EIN)

PO Box 741528, Houston, Texas                             77274
(Address of principal executive office)                (Zip Code)

Telephone number, including area code:            (713) 783-9184

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $169,115 as of June 30, 1999.

The number of shares outstanding of Registrant's Common Stock is 27,663,597 as of July 1, 1999.

                                PART I

                              Item 1. Business

     General

Jayark Corporation ("Jayark" or "the Company") conducts its operations through two wholly owned subsidiaries, AVES Audiovisual Systems, Inc. ("AVES") and MED Services Corp. ("Med"), each of which constitute a business segment for financial reporting purposes.

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Its customer base includes businesses, churches, hospitals, hotels and educational institutions. The warehousing, sales and administrative operations of AVES are located in Houston, Texas.

Med finances the manufacture, sale and rental of medical equipment. It had one customer in fiscal 1999, Vivax Medical Corporation, a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. The administrative operations of Med are located in Vestal, New York.

The Company was originally incorporated in New York in 1958. In 1991, the Company changed its state of incorporation to Delaware. In July 1998 the Company amended its Certificate of Incorporation increasing its authorized Common Stock to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share.

     Discontinued Operations

As a result of continued losses due to a soft retail market, low margins, competitive pressures, and price reductions, in 1997 the Company discontinued the operations of Rosalco Inc., ("Rosalco") a wholly owned subsidiary of Jayark. Rosalco had been headquartered in Jeffersonville, Indiana and had been in the business of the distribution of more than 300 different products, including occasional furniture, brass beds, custom jewelry cases and accessories, most of which were imported from outside the continental United States. Shortly after the closing, a receiver was assigned to liquidate the secured assets of Rosalco to satisfy the loan principal. In fiscal 1997, Jayark incurred a $5,795,000 loss on discontinued operations, which included $3,294,000 loss from operations for the year ended April 30, 1997, the establishment of accruals in the amount of $300,000 for expenses and guarantees related to the closing, the write off of an intercompany receivable and other assets of $476,000, and the write off of the remaining net assets of Rosalco of $1,725,000.

     Recent Events

In September 1998, the Company offered to each stockholder, the right to purchase, pro rata, two shares of Common Stock at a price of $.10 per share. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in order to register such rights to purchase Common Stock, under the Securities Act of 1933, as amended.

The Rights Offering expired on October 30, 1998. The total offering of 18,442,398 shares was fully subscribed with 111,600 shares purchased with cash and the balance subscribed by conversion of debt. The Company issued the new shares in November 1998. The conversion of debt to stock in conjunction with the Rights Offering resulted in a $1,000,000 reduction in notes payable to related parties, a $761,000 reduction in subordinated debt, and a $72,000 reduction in accrued interest. The end result was $1,794,000 of equity enhancement.

The Koffman Group, which consists of David Koffman, Chairman of the Board of Directors and President of the Company, Burton Koffman,
Richard Koffman, Milton Koffman, Jeffrey Koffman, Sara Koffman, Ruthanne Koffman, Elizabeth Koffman, Steven Koffman, and three entities controlled by members of the Koffman family, agreed to acquire all shares not purchased by other stockholders on Primary Subscription. As a result, the Koffman Group beneficially owns 20,417,188 shares of Common Stock, which represents approximately 74% of the Common Stock outstanding.

On November 13, 1998 Jayark Corporation, through its newly formed, wholly owned subsidiary Med, terminated its Purchase and Sale, Distribution, and Custody Agreements with Vivax Medical Corporation ("Vivax"), a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. Under the terms of the Purchase and Sale Agreement, dated June 17, 1998, Med purchased certain medical equipment from Vivax for cash of $579,700 and a $144,925 unsecured promissory note due in five years. Med then entered into a Consignment Agreement with Vivax whereby this medical equipment was consigned to Vivax to rent through its distribution network. In consideration of Vivax renting and maintaining the Med equipment, Vivax was entitled to a range of forty-eight to sixty-seven percent of the rental proceeds, based upon the equipment rented. Vivax had an option to repurchase the medical equipment from Med after the twenty-fourth, thirty-six and forty-eighth month of the consignment period. Med, under the Purchase and Sale Agreement had an option, through October 31, 1999 to purchase an additional $2,475,000 of medical equipment from Vivax. The results of Med's operations were immaterial in fiscal 1999.

In consideration for terminating the Agreements, Med received $840,000 after eliminating net accounts receivable and notes payable of $44,925 from Vivax. Med, in turn, paid off the outstanding balance on its revolving line of credit to the bank and outstanding interest due on the line. As a result of the termination, Med realized a $203,000 gain on the sale of assets.

Description of AVES' Business

     Products

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Among the items distributed are video, filmstrip and slide projectors; projection screens and lamps; video cameras and camcorders; laser videodisk, video projection, TV monitors and receivers; video recorders; still imaging systems; public address systems, microphones and headsets; tape recorders, record players, cassette recorders, and related accessories and supplies. Some of the items sold (such as blank audio cassettes, headsets and cassette recorders, duplicating equipment and supplies, laminating film and equipment for document protection) are either assembled by AVES or purchased from private label and other sole source suppliers and distributed under the "AVES" and/or "LAMCO" names. AVES also distributes the products of brand name manufacturers such as RCAT, GET, Mitsubishi, Elmo, Panasonic, Sanyo, Ikegami, Videotek, Hitachi, Pioneer, Leitch, Quasar, Telex Corporation, Kodak, Dukane, Sharp, Sony, 3M Brand, Luxor and various other brand names. Brand name and "house" brand products account for approximately 97% and 3% of AVES product sales, respectively. The Company also offers repair services, audio visual consulting & design, engineering, installation and servicing of audiovisual systems to businesses, churches, hospitals, hotels and educational institutions.

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

     Sales

AVES currently distributes and rents its products in the United States, primarily by means of catalogs, direct mail, telephone orders and a field sales force. AVES exhibits at various regional shows to expose its products to an interested audience. AVES' sales are not seasonal, except that sales to schools typically are higher from April through July than at other times during the year.

     Customers

In fiscal 1999, 74% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 26% of revenues came from sales to businesses (24%) and rental of AVES equipment (2%). In 1998, 72% of revenue came from sales to schools and educational institutions, while 25% came from sales to businesses and 3% came from rentals. In 1997, 70% of revenue came from sales to schools and educational institutions, while 27% came from sales to businesses and 3% came from rentals.

     Backlog

The amount of unfilled sales orders of AVES at April 30, 1999, was $1,040,000 as compared with $904,000 at April 30, 1998, and $758,000 at April 30, 1997. The amount of unfilled sales orders is not a material measure of AVES' operations.

     Competition

The Company believes that AVES is one of the most diversified national audio visual purveyors in the United States, given the different types of services and products offered. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines and brands available through its distribution channels.

     Employees

At April 30, 1999, AVES had 20 employees.

Description of Med's Business

     Products / Services

For the fiscal year ending April 30, 1999 Med financed the manufacture, sale and rental of durable medical equipment by Vivax, a company that manufactures, sells and rents this equipment to hospitals, nursing homes and individuals. The Company intends to pursue additional opportunities in the medical field.

     Raw Materials

The sources and availability of raw materials are currently not applicable to Med's business.

     Patents

There are no patents, trademarks, licenses, franchises or concessions that are material to Med's business.

     1999 Transactions

In November 1998 Med terminated its Purchase and Sale, Distribution, and Custody Agreements with Vivax. Under the terms of the Purchase and Sale Agreement, dated June 17, 1998, Med purchased certain medical equipment from Vivax for cash of $579,700 and a $144,925 unsecured promissory note due in five years. Med then entered into a Consignment Agreement with Vivax whereby this medical equipment was consigned to Vivax to rent through its distribution network. In consideration of Vivax renting and maintaining the Med equipment, Vivax was entitled to a range of forty-eight to sixty-seven percent of the rental proceeds, based upon the equipment rented. Vivax had an option to purchase the medical equipment from Med after the twenty-fourth, thirty-six and forty-eighth month of the consignment period. Med, under the Purchase and Sale Agreement had an option, through October 31, 1999 to purchase an additional $2,475,000 of medical equipment from Vivax.

     Customers

During the fiscal year ending April 30, 1999, Vivax was Med's only customer.

     Backlog

Med does not currently have any backlog orders.

                          Item 2. Properties

The Company's Corporate office is located in Houston, Texas in a modern, two story, stone and glass building which includes adjoining parking for up to 50 cars. The Corporate office and AVES' business are conducted from approximately 13,000 square feet; 5,500 of which are used for office, sales and demonstration purposes and 7,500 for warehouse purposes. The current lease term expires on April 30, 2001. The current rental is $5,200 per month.

                       Item 3. Legal Proceedings

                                 None

      Item 4. Submission Of Matters To A Vote Of Security Holders

On May 22, 1998, the Board of Directors of the Company approved and authorized an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value of $.30 per share, from 10,000,000 shares to 30,000,000 shares and to change the par value to $.01 per share. As of May 22, 1998, the Company had 9,221,199 issued and outstanding shares of Common Stock. Each share of Common Stock is entitled to one vote on any matter brought to a vote of the Company's stockholders. By written consent dated May 22, 1998, a majority of the Company's stockholders representing 4,898,245 shares, or 53% of the outstanding shares entitled to vote, approved the amendment.

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

The following table presents the quarterly high and low trade prices of the Company's common stock for the periods indicated, in each fiscal year as reported by NASDAQ. As of July 1, 1999, there were approximately 827 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.


            1999 Common Stock Trade Price  1998 Common Stock Trade Price
                   High           Low          High           Low
First Quarter      .09           .09           .31           .19
Second Quarter     .09           .03           .19           .19
Third Quarter      .08           .06           .19           .19
Fourth Quarter     .06           .05           .17           .09


                    Item 6. Selected Financial Data


Years Ended April 30,  1999        1998         1997        1996         1995
                       ----        ----         ----        ----         ----
Results of Operations:
Net Revenues       $15,288,215 $13,604,558  $12,638,072 $11,856,148  $11,631,370
Earnings (Losses)
from Cont Oper        $445,805     $75,992    ($264,372)  ($284,390)        $814
Earnings (Losses)
from Disc Oper              $0          $0  ($5,794,839)($6,900,857)    $772,479
Net Earnings (Losses) $445,805     $75,992  ($6,059,211)($7,185,247)    $773,293
Basic and Diluted Earnings (Loss)
per share from Cont Oper  $.02        $.01      ($.03)      ($.04)        $.00
Basic and Diluted Earnings (Loss) per share
from Disc Oper              --          --      ($.66)      ($.88)        $.11
Weighted Avg
Shares Oustanding   18,366,607   9,221,199    8,802,528   7,833,990    6,867,083

At April 30,
Balance Sheet Information:
Total Assets        $2,779,891  $2,634,964   $2,754,072  $8,327,357  $18,084,616
Long Term
Obligations         $1,424,229  $3,446,021   $3,407,207  $1,972,020   $1,542,628
Working Capital
(Deficit)             $370,914    $157,069      ($7,003)  ($233,256)  $2,066,560
Stockholders' Equity
(Deficit)            $(685,523)($2,925,566) ($3,001,558) $2,585,541   $8,614,426

  Item 7. Management's Discussion and Analysis Of Financial Condition
                       And Results Of Operations

Comparison of Fiscal Year Ended April 30, 1999 With Fiscal Year Ended April 30, 1998

     Net Revenues

Consolidated Revenues of $15,288,000 increased $1,684,000, or 12.4%, from fiscal 1998. The increase was the result of a $1,584,000 increase in AVES' sales and the addition of $100,000 in rental income from the new subsidiary, Med.

     Cost of Revenues

Consolidated Cost of Revenues of $12,999,000 increased $1,553,000, or 13.6%, from the prior fiscal year which is directly related to the increase in revenues.

     Gross Margin

Consolidated Gross Margin of $2,290,000 was 15.0% of revenues, as compared with $2,159,000, or 15.9%, for the same period last year.

     Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $1,754,000 increased $37,000, or 2.2%, as compared with the prior reporting year. This increase was due to $66,000 in expenses for the new subsidiary, Med and a $6,000 increase in Corporate spending. AVES decreased spending by $35,000 which partially offset the increases experienced by Med and Corporate. Although expenses at Corporate are up from the prior year, this $6,000 increase is a result of a difference in miscellaneous tax expense of $60,000. Taxes in the current year were $6,000 versus a credit of $54,000 in the prior year. The prior year's credit was a result of miscellaneous tax refunds received. Corporate recognized an overall decrease in spending of $54,000 in all other expense categories due to their continued efforts to reduce costs. The savings at AVES were attributable to reductions in payroll expenses.

     Operating Income

Consolidated Operating Income of $536,000 increased $94,000, or 21.3%, from last year's operating income of $442,000. This increase was directly related to the increase in sales.

     Interest Expense

Consolidated Interest Expense of $283,000 decreased $83,000 or 22.6% as compared with the same period last year. This decrease was primarily a result of the decrease in subordinated debt and notes payable attributed to the conversion of debt in conjunction with the Rights Offering which expired on October 30, 1998. As compared with the prior period, subordinated debt was down $787,000, with an interest rate reduction on the $613,000 in remaining principal from 12% to 8%, and notes payable decreased $1,000,000 due to the exchange of equity for debt. The resulting decline in interest was partially offset by higher interest experienced from increased borrowing levels on the Company's line of credit.

     Gain (Loss) on Sale of Assets

Consolidated Gain on Sale of Assets of $203,000 resulted from the termination of Med's Purchase and Sale, Distribution and Custody
Agreements with Vivax.

     Pre Tax Earnings

Pre Tax Earnings of $456,000 for the fiscal year ended April 30, 1999 increased $380,000, or 500.0%, as compared with the same period last year. This increase was due to higher revenues, decreased interest expense, and the $203,000 gain on sale from Med's termination of its agreements with Vivax. These increases were partially offset by a slight increase in selling, general and administrative expenses.

     Provision for Income Taxes

Provision for Income Taxes of $10,000 for the fiscal year ended April 30, 1999 as compared with $0 for the same period last year.

     Net Income (Loss)

Consolidated Net Income of $446,000 for the fiscal year ended April 30, 1999 as compared with $76,000 for the same period last year.

Comparison of Fiscal Year Ended April 30, 1998 With Fiscal Year Ended April 30, 1997

     Net Revenues

Consolidated Revenues of $13,605,000 increased $967,000, or 7.6%, from fiscal 1997. The increase was the result of a $1,130,000 increase in direct sales due to volume increases. These increases were partially offset by decreases in rental sales ($206,000).

     Cost of Revenues

Consolidated Cost of Revenues of $11,446,000 increased $854,000, or 8.1%, from the prior fiscal year primarily due to increased revenues.

     Gross Margin

Consolidated Gross Margin of $2,159,000 was 15.9% of revenues, as compared with $2,046,000, or 16.2%, for the same period last year.

     Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $1,717,000 decreased $253,000 or 12.9% as compared with the prior reporting year. Jayark Corporate recognized cost reductions in legal and professional fees of $119,000 due to reduced legal representation in the current year and higher than normal audit and accounting fees incurred in Fiscal 1997; an $88,000 decrease in taxes due to miscellaneous expense reduction and refunds received from prior year returns; and decreases in other miscellaneous expense accounts of $86,000 as a result of the Company's overall cost reduction plan. These decreases were partially offset by a $78,000 decrease in other income as a result of 1997 gains on the disposal of fixed assets and other miscellaneous income. AVES decreased spending $38,000, primarily a result of an increase in miscellaneous income.

     Operating Income

Consolidated Operating Income of $442,000 increased $366,000, or 481.6%, from operating income of $76,000 during the same period last year. This increase was due to $113,000 in increased margin from higher revenues and a $253,000 reduction in selling, general and administrative expenses.

     Interest Expense

Consolidated Interest Expense of $366,000 increased $26,000, or 7.6%, due to increased borrowing levels.

     Income (Loss) from Continuing Operations

Consolidated Income from Continuing Operations was $76,000 as compared with a prior year's net loss of $264,000. This was a result of higher revenues combined with lower selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, consolidated open lines of credit available to the Company for borrowing, were $1,250,000 as compared with $950,000 at April 30, 1998. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

     Working Capital

Working capital was $371,000 at April 30, 1999, compared with $157,000 at April 30, 1998. The increase in working capital is largely due to cash flows from operations.

Net cash provided by operating activities was $321,000 in 1999 as compared with $386,000 in 1998.

Cash flows provided by investing activities during the year ended April 30, 1999 were $68,000 as a result of sale of assets relating to the Med subsidiary, offset by capital expenditures by the AVES subsidiary.

Cash used by financing activities of $418,000 is due to payment on the Company's line of credit and principal payments on notes payable to related parties. The majority of the common stock issued in conjunction with the Rights Offering was subscribed using conversion of debt. Consequentially, there was little to no cash provided by the transaction.

The Company had no material commitments for capital expenditures as of April 30, 1999.

     Impact of Inflation

Management   of   the   Company  believes  that  inflation   has   not
significantly impacted either net sales or net earnings during the year ended April 30, 1999.

     Effect of New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for financial statements beginning fiscal 1999. There is no significant impact on current financial statement disclosures.

In   June  1998,  the  Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for transactions entered into after January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not expect this standard to have a significant impact on future financial statement disclosures.

     Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software ("IT Systems"), and certain equipment that uses programmable logic chips to control aspects of their operation ("embedded chip equipment"), may recognize "00" as a year other than the year 2000. The year 2000 issue could result, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

The Company has addressed, and continues to address, its year 2000 issues, including efforts relating to IT Systems and embedded chip equipment used within the Company, efforts to address issues the Company faces if third parties who do business with the Company are not prepared for the year 2000, and contingency planning. The Company has used both internal and external resources to identify, correct, upgrade or replace and test its IT systems and embedded chip equipment for year 2000 compliance.

The Company's IT Systems have been tested and determined to be compliant in a simulated year 2000 environment. As a result, the Company believes that its IT systems are ready for the year 2000, although isolated incidences of non-compliance may be experienced. The Company plans to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action should these events occur.

The Company has identified some non-IT systems, embedded chip equipment, such as telephones, fax machines, climate control devices and building security systems, which may be impacted by the year 2000 problem, and is in the process of determining what actions may be required to make the equipment year 2000 compliant. These non-IT systems are minor in nature and would not significantly impact the Company's operations.

With respect to the IT and non-IT Systems of critical third parties, such as product vendors, utilities, communications, transportation, government, banking and other important services, the Company has established communication to obtain assurances regarding their respective year 2000 efforts. While the Company expects such third parties to address the year 2000 issues based on the representations it has received to date, the Company cannot guarantee that these systems will be made year 2000 compliant in a timely manner. Computer errors or failures in any of these areas may have the potential to disrupt business operations. The Company will continue to monitor the progress of such third parties throughout the next fiscal year.

Although the Company values established relationships with key vendors, substitute products for most goods may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, the Company anticipates that there will be others who will be able to deliver similar goods. However, the lead time involved in sourcing certain goods may result in temporary shortages of relatively few items.

The  Company  expects all expenditures relating  to  their  year  2000 readiness to be funded by cash flows from operations and that this will not materially impact other operating or investment plans.

The Company believes that the IT and non-IT technologies which support its critical functions will be ready for the transition to the year 2000. There can be no assurance that similar unresolved issues for key third parties will not cause an adverse effect on the Company. As a result, the Company is in the process of developing and finalizing the appropriate contingency plans, which plans will be established and then revised as necessary during the course of 1999. Although the Company believes that its efforts to address the year 2000 issue will be sufficient to avoid a material adverse impact on the Company, there can be no assurances that these efforts will be fully effective.

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

 Item 9. Change In and Disagreement With Accountants on Accounting And
                         Financial Disclosure

                                 None

                               PART III

      Item 10. Directors And Executive Officers Of The Registrant

Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of June 30, 1999, and, as to directors, the expiration date of their current term of office:



                            CURRENT DIRECTORS
                       Term                                           Director
Name             Age  Expires    Position Presently Held                Since
--------------------------------------------------------------------------------
David Koffman    40    2000  Chairman, President, Chief Executive     1983
                             Officer and Director
Frank Rabinovitz 56    2000  Executive Vice President, Chief          1989
                             Operating Officer, Director and
                             President of AVES
Robert C. Nolt   51    2001  Chief Financial Officer and Director     1998
Arthur G. Cohen  70    1999  Director                                 1990



David L. Koffman was elected President and Chief Executive Officer of the Company in December 1988. Prior to that time, he served as Director and Vice President of the Company for over seven years.

Frank Rabinovitz was elected Executive Vice President, Chief Operating Officer and Director of the Company in 1989. In addition, he is the President of the Company's audiovisual subsidiary and has served in this capacity for more than twelve years, as well as in various other executive and management capacities since 1980.

Robert C. Nolt is Chief Financial Officer and Director of the Company. In addition, Mr. Nolt is Chief Financial Officer of Binghamton Industries, Inc., a company controlled by the principal shareholders of the Company. Prior to joining the Company, Mr. Nolt was Vice President of Finance of RRT-Recycle America, Inc. Mr. Nolt is a Certified Public Accountant with over 26 years of experience in the Accounting field and has served in a number of executive positions. Before joining RRT in 1993, Mr. Nolt was Chief Financial Officer for the Vestal, NY based Ozalid Corporation.

Arthur G. Cohen has been a real estate developer and investor for more than eight years. Mr. Cohen is a Director of Baldwin and Arlen, Inc. Burton I. Koffman and Richard E. Koffman are parties to an agreement with Arthur G. Cohen pursuant to which they have agreed to vote their shares in favor of the election of Mr. Cohen to the Board of Directors of the Company.

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


SUMMARY COMPENSATION TABLE (1,2,3)

                                                      Annual
                                                   Compensation
                                          Year    Salary   Bonus
David L. Koffman                          1999   $141,750    --
Chairman,  President                      1998    162,000    --
and Chief Executive Officer               1997    162,000    --

Frank Rabinovitz                          1999   $162,000  $50,000
Director, Executive Vice President, Chief 1998    162,000   50,000
Operating Officer, President of AVES      1997    162,000   50,000


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

(2) The Company has entered into Split Dollar Insurance Agreements with David L. Koffman and Frank Rabinovitz, pursuant to which the Company has obtained insurance policies on their lives in the
  approximate  amounts of $5,743,400 and $497,700, respectively.   The
  premium is paid by the Company. Upon the death of the individual, the beneficiary named by the individual is entitled to receive the benefits under the policy. The approximate amounts paid by the Company during the fiscal year ended April 30, 1999 for this insurance coverage were $0 and $25,373, respectively. Such amounts are not included in the above table.

(3) The Company has accrued Mr. Koffman's 1999 salary, however, he has deferred payment until such time as the Company's working capital position improves.

The following table sets forth-certain information relating to the value of stock options at April 30, 1999:



                      Number of Unexercised     Value of Unexercised In-
                   Options at Fiscal Year End     The-Money Options at
                                                    Fiscal Year End
                   --------------------------   -------------------------
Name               Exercisable  Unexercisable  Exercisable  Unexercisable
-----              -----------  -------------   ----------  --------------
Frank Rabinovitz   100,000      0               $0          0


Based on the $0.05 per share closing bid price of the common stock on the NASDAQ Stock Exchange on April 30, 1999

Effective November 24, 1981 and approved at the annual stockholders meeting in 1982, the 1981 Incentive Stock Option Plan (ISOP) was adopted. An amendment to the ISOP was adopted on December 11, 1989. This amendment increased the number of incentive stock options that can be granted from 150,000 shares to 600,000 shares. The ISOP provides for the granting to key employees and officers of incentive stock options, as defined under current tax laws. The stock options are exercisable at a price equal to or greater than the market value on the date of the grant. No stock options were granted during the fiscal year ended April 30, 1999.

Effective September 15, 1994 and approved at the annual stockholders meeting in 1994, the 1994 NonEmployee Director Stock Option Plan (the "Director Plan") was adopted and 200,000 shares of the Company's common stock reserved for issuance under the Director Plan. The Director Plan provides for the automatic grant of nontransferable options to purchase common stock to nonemployee directors of the Company; on the date immediately preceding the date of each annual meeting of stockholders in which an election of directors is concluded, each nonemployee then in office will receive options exercisable for 5,000 shares (or a pro rata share of the total number of shares still available under the Director Plan). No option may be granted under the Director Plan after the date of the 1998 Annual Meeting of Stockholders.

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

During fiscal year ended April 30, 1999, no director options were granted to nonemployee directors.

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

Item   12.  Security  Ownership  Of  Certain  Beneficial  Owners   And
Management

The following table sets forth as of April 30, 1999, the holdings of the Company's Common Stock by those persons owning of record, or known by the Company to own beneficially, more than 5% of the Common Stock, the holdings by each director or nominee, the holdings by certain executive officers and by all of the executive officers and directors of the Company as a group.


PRINCIPAL STOCKHOLDERS
                                         Amount and Nature
                                           of Beneficial       Note    % of
Name and Address of Beneficial Owner         Ownership         (1)     Class
------------------------------------     -----------------     -----   -----
David L. Koffman
300 Plaza Drive, Vestal,NY 13850             12,830,326                 46.4%
Burton I. Koffman
300  Plaza  Drive, Vestal, NY 13850           1,868,190         2,3      6.8%
Campobello Holding, LP
Box 4485, Great Neck, NY 11024                1,863,643                  6.7%
Ruthanne Koffman
300  Plaza  Drive, Vestal, NY 13850           1,830,652                  6.6%
Jeffrey P. Koffman
150  East 52nd Street, New York, NY 10022     1,461,023                  5.3%
Frank Rabinovitz
6116 Skyline Drive, Houston, TX 77057           684,260                  2.5%
All Directors & Exec Officers as a group     13,514,586                 48.9%


1.All shares are owned directly by the individual named, except as set forth herein. Includes actual shares beneficially owned and Employee and Director Stock Options exercisable within 60 days. David
  L. Koffman and Jeffrey P. Koffman are sons of Burton I. Koffman. Ruthanne Koffman is the wife of Burton I. Koffman.

2.Excludes 37,000 shares owned by a charitable foundation of which Burton I. Koffman is President and Trustee.

3.Includes  537,000 shares owned as tenants in common by  brothers
  Richard E. Koffman and Burton I. Koffman.

Item 13. Certain Relationships And Related Transactions

On March 12, 1997, in connection with the State Street Bank financing and the establishing of the BSB Bank & Trust line of credit, the Company issued stock warrants totaling 4,166,667 to A-V Texas Holding, LLC, an affiliate of the Company of which David Koffman is a principal shareholder. The warrants allowed the holder to purchase 4,166,667 shares of the Company's common stock at a warrant price of $.30. On March 31, 1999, A-V Texas Holding, LLC and the Company mutually agreed to cancel the warrants.

In September 1998, the Company offered to each stockholder, the right to purchase, pro rata, two shares of Common Stock at a price of $.10 per share. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in order to register such rights to purchase Common Stock, under the Securities Act of 1933, as amended.

The Rights Offering expired on October 30, 1998. The total offering of 18,442,398 shares was fully subscribed with 111,600 shares purchased with cash and the balance subscribed by conversion of debt. The Company issued the new shares in November 1998. The conversion of debt to stock in conjunction with the Rights Offering resulted in a $1,000,000 reduction in notes payable to related parties, a $761,000 reduction in subordinated debt, and a $72,000 reduction in accrued interest. The end result was $1,794,000 of equity enhancement.

The Koffman Group, which consists of David Koffman, Chairman of the Board of Directors and President of the Company, Burton Koffman,
Richard Koffman, Milton Koffman, Jeffrey Koffman, Sara Koffman, Ruthanne Koffman, Elizabeth Koffman, Steven Koffman, and three entities controlled by members of the Koffman family, agreed to acquire all shares not purchased by other stockholders on Primary Subscription. As a result, the Koffman Group beneficially owns 20,417,188 shares of Common Stock, which represents approximately 74% of the Common Stock outstanding.

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

JAYARK CORPORATION

By:

/s/  David L. Koffman     Chairman of the Board and Director     July 19, 1999
DAVID L. KOFFMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/  David  L. Koffman   Chairman of the Board, President,
DAVID L. KOFFMAN         Chief Executive Officer and Director    July 19, 1999

/s/  Frank  Rabinovitz   Executive Vice  President, Chief
FRANK RABINOVITZ         Operating Officer and Director          July 19, 1999

/s/  Robert  C.  Nolt    Chief Financial Officer and Director    July 19, 1999
ROBERT C. NOLT

/s/    Arthur G. Cohen   Director                                July 19, 1999
ARTHUR G. COHEN

                  JAYARK CORPORATION AND SUBSIDIARIES

              Index                                                       Page
-------------------------------------------------------------------------------
Consolidated Financial Statements:
Report of Independent Certified Public Accountants                           20
Balance Sheets - April 30, 1999 and 1998                                     21
Statements of Operations - For the years ended April 30, 1999, 1998 and 1997 22 Statements of Stockholders' Equity -
For the years ended April 30,1999, 1998 and 1997                             23
Statements of Cash flows - For the years ended April 30, 1999, 1998 and 1997 24
Notes to Consolidated Financial Statements                                25-33

Report of Independent Certified Public Accountants

To the Shareholders and Directors
Jayark Corporation

We have audited the accompanying consolidated balance sheets of Jayark Corporation and Subsidiaries as of April 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and Subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York

July 8, 1999

                  Jayark Corporation and Subsidiaries
                      Consolidated Balance Sheets
                        April 30, 1999 and 1998

Assets                                                 4/30/99        4/30/98
------                                                ---------      ---------
Current Assets
Cash and Cash Equivalents                              $209,724       $238,858
Accounts Receivable-Trade, Less Allowance For Doubtful
Accounts of $59,000 at 4/30/99 and $38,000 at 4/30/98 1,818,214      1,723,833
Inventories                                             337,914        271,564
Other Current Assets                                     46,247         37,323
                                                      ---------      ---------
Total Current Assets                                  2,412,099      2,271,578

Non Current Assets
Property & Equipment, Less Accumulated Depreciation
and Amortization                                        120,410         94,644
Excess of Cost Over Net Assets of Businesses Acquired, Less
Accumulated Amortization of $485,000 at 4/30/99 and
$464,000 at 4/30/98                                     247,382        268,742
                                                      ---------      ---------
Total Non-Current Assets                                367,792        363,386
                                                      ---------      ---------
Total Assets                                         $2,779,891     $2,634,964
                                                      =========      =========
Liabilities
------------
Current Liabilities
Notes Payable & Line of Credit                               $0       $300,000
Current Maturities of Long Term Debt                    161,332          5,899
Accounts Payable                                        689,209        881,266
Accrued Expenses                                        253,796        197,192
Accrued Salaries                                        392,420        298,734
Accrued Interest                                        504,510        336,000
Other Current Liabilities                                39,918         95,418
                                                      ---------      ---------
Total Current Liabilities                             2,041,185      2,114,509

Long Term Debt                                        1,424,229      3,446,021
                                                      ---------      ---------
Total Liabilities                                    $3,465,414     $5,560,530


Stockholders' Equity (Deficit)
------------------------------
Common Stock of $.01 Par Value at 4/30/99 and $.30 at 4/30/98.
Authorized 30,000,000 Shares at 4/30/99 and 10,000,000 Shares at 4/30/98;
Issued 27,663,597 Shares at 4/30/99 and
9,221,199 Shares at 4/30/98                             276,636      2,766,359
Additional Paid-In Capital                           12,350,084      8,066,122
Deficit                                             (13,312,243)   (13,758,047)
                                                      ---------      ---------
Total Stockholders' Equity (Deficit)                  $(685,523)   $(2,925,566)
                                                      ---------      ---------
Total Liabilities & Stockholders' Equity (Deficit)   $2,779,891     $2,634,964
                                                      =========      =========
      See accompanying notes to consolidated financial statements

                  Jayark Corporation and Subsidiaries
                 Consolidated Statements of Operations
           For the Years Ended April 30, 1999, 1998 and 1997



                                        1999            1998          1997
                                       -------         ------        -------
Net Revenues                         $15,288,215     $13,604,558   $12,638,072
Cost of Revenues                      12,998,508      11,445,669    10,591,857
                                      ----------      ----------    ----------
Gross Margin                           2,289,707       2,158,889     2,046,215

Selling, General and Administrative   1,754,169        1,717,242     1,970,725
                                      ----------      ----------    ----------
Operating Income                        535,538          441,647        75,490

Other Income (Expense):
Interest Expense                       (283,165)        (365,655)     (339,862)
Gain on Sale of Assets                  203,432             --            --
                                      ----------      ----------    ----------
Pre Tax Earnings (losses)               455,805           75,992      (264,372)

Provision for Income Taxes               10,000             --            --
                                      ----------      ----------    ----------

Income(loss) from Continuing Operations 445,805           75,992      (264,372)
                                      ----------      ----------    ----------
Income (loss) from Discontinued Operations,net of
taxes of $-, $-, $350,000 respectively    --                --      (3,294,109)
Loss on disposition of subsidiary         --                --      (2,500,730)
                                      ----------      ----------    ----------
Net Income (loss)                      $445,805          $75,992   $(6,059,211)
                                      ==========      ==========    ==========

Basic and Diluted Earnings (Loss)per Common Share:
Continuing Operations                      $.02           $.01         $(.03)
Discontinued Operations                      --             --         $(.66)
                                      ----------      ----------    ----------
Net Income (Loss)                          $.02           $.01         $(.69)
                                      ==========      ==========    ==========

Weighted Average Common Shares:
Basic and Diluted                    18,366,607        9,221,199     8,802,528

      See accompanying notes to consolidated financial statements

                  Jayark Corporation and Subsidiaries
       Consolidated Statements of Stockholders' Equity (Deficit)
           For the Years Ended April 30, 1999, 1998 and 1997



                              Common     Paid In                    Total
                               Stock     Capital       Deficit      Equity
                             --------    --------    ----------    ---------

Balance at April 30, 1996   $2,393,639  $7,966,730  $(7,774,828)  $2,585,541
Issue of 1,242,400
shares of stock                372,720      99,392         --        472,112
Net Loss                          --          --     (6,059,211)  (6,059,211)
                             --------    --------    ----------    ---------
Balance at April 30, 1997    2,766,359   8,066,122  (13,834,039)  (3,001,558)
Net Income                        --          --         75,992       75,992
                             --------    --------    ----------    ---------
Balance at April 30, 1998    2,766,359   8,066,122  (13,758,047)  (2,925,566)
Decreased Par Value to $.01
from $.30 per Share         (2,674,147)  2,674,147         --           --
Issue of 18,442,398 shares
in Offering                    184,424   1,609,814         --      1,794,238
Net Income                        --          --        445,805      445,805
                             --------    --------    ----------    ---------
Balance at April 30, 1999     $276,636 $12,350,083 $(13,312,242)   $(685,523)
                             ========    ========    ==========    =========

      See accompanying notes to consolidated financial statements

                  Jayark Corporation and Subsidiaries
                 Consolidated Statement of Cash Flows
           For the Years Ended April 30, 1999, 1998 and 1997


                                                   1999        1998      1997
                                                  ------      ------    ------
Cash Flows From Operating Activities:
Net Income (loss)                                $445,805   $75,992 $(6,059,211)

Adjustments to Reconcile Earnings (Loss) to Cash From Operating Activities:
Depr and Amort of Property and Equipment          109,353    79,542      40,089
Amortization of Excess of Cost Over Net Assets of
Businesses Acquired                                21,360    21,360      21,360
Net Assets of Discontinued Operations - written off  --        --     4,268,849
Miscellaneous Write Off                           (26,027)     --          --
(Gain) Loss on Disposition of Assets             (203,432)     --        21,516
Changes In Assets and Liabilities:
(Increase) Decrease in Deferred Federal Income Tax
Expense (Benefit)                                    --        --       350,000
(Increase) Decrease in Accounts Receivable Net    (94,381)  114,752    (105,667)
(Increase) Decrease in Federal and State Income
Taxes Refundable                                     --        --       695,501
(Increase) Decrease in Inventories                (66,350)  141,282      91,709
(Increase) Decrease in Other Current Assets        (8,924)  (14,474)    (12,685)
Increase (Decrease) in Accounts Payable          (134,417)  (24,141)    320,349
Increase (Decrease) in Accrued Expenses            56,605  (272,387)   (513,045)
Increase (Decrease) in Accrued Salaries            93,687   192,202     (77,374)
Increase (Decrease) in Accrued Interest           183,239   168,000     168,000
Increase (Decrease) in Other Liabilities          (55,503)  (96,093)   (281,153)
                                                  ------      ------    ------
Net Cash Provided By(Used In)
Operating Activities                              321,015   386,035  (1,071,762)

Cash Flows From Investing Activities:
Purchase of Assets                               (724,625)     --          --
Sale of Assets                                    884,925      --          --
Purchases of Property and Equipment               (91,987)  (51,636)    (83,556)
                                                  ------      ------    ------
Net Cash Provided By (Used In)
Investing Activities                               68,313   (51,636)    (83,556)

Cash Flows From Financing Activities:
Payment of Long Term Debt                            --      (8,702)    (27,555)
Proceeds From Issuance of Notes Payable              --      46,021   2,001,084
Payments of Notes Payable &
Subordinated Debentures                         (379,622)  (200,000) (1,101,997)
Proceeds From Issuance of Common Stock            11,160       --          --
Costs Paid for Issuance of Common Stock          (50,000)      --          --
                                                  ------      ------    ------
Net Cash Provided By (Used In)
Financing Activities                            (418,462)  (162,681)    871,532

Net Increase (Decrease) in Cash
and Cash Equivalents                             (29,134)   171,718    (283,786)
Cash & Cash Equivalents at Beginning of Year     238,858     67,140     350,926
                                                  ------      ------    ------
Cash & Cash Equivalents at End of Year          $209,724    $238,858    $67,140

      See accompanying notes to consolidated financial statements


              Notes to Consolidated Financial Statements

                     April 30, 1999, 1998 and 1997

(1) Summary of Significant Accounting Policies

                      Principles of Consolidation

The consolidated financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company"). All material intercompany profits, transactions and balances have been eliminated.

Prior to April 30, 1997, a decision was made to discontinue the operations of Rosalco, Inc. ("Rosalco"), a wholly owned subsidiary of the Company. Rosalco was officially closed on October 22, 1997 and shortly thereafter a receiver was assigned to liquidate its assets. The accompanying financial statements have been adjusted retroactively to segregate and report separately the net assets and results of operations of Rosalco as a discontinued operation.

                              Inventories

Inventories comprise finished goods and are stated at the lower of cost (first in, first out method) or market value.

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

                             Income Taxes

The Company follows the asset and liability method required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when there is uncertainty as to the ultimate realization of the asset.

                          Earnings per Share

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations and the restatement of all prior periods earnings per share amounts. Assumed exercise of options are not included in the calculation of diluted earnings per share for the fiscal years ended April 30, 1999, 1998 and 1997 since the effect would be antidilutive. Accordingly, basic and diluted net earnings per share do not differ for any period presented.

The following table summarizes securities that were outstanding as of April 30, 1999, 1998 and 1997 but not included in the calculation of diluted net earnings per share because such shares are antidilutive.


For the year ending April 30,     1999     1998     1997
---------------------------------------------------------
Stock Options                   105,000  242,500   242,500
Convertible Subordinated           --    933,333   933,333
Debentures
Warrants                           --  4,166,667 4,166,667


                   Changes in Financial Presentation

Certain reclassifications have been made in the 1997 and 1998 financial statements to conform to the presentation used in 1999.

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

                           Long-Lived Assets

Long-lived assets, such as property, equipment, and goodwill are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed

Of",  which  was  adopted on May 1, 1996.  No  write-downs  have  been
necessary   through  April  30,  1999,  except  for  assets   of   the
discontinued operation (Note 13).

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

                    Effect of new accounting pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for financial statements beginning fiscal 1999. There is no significant impact on current financial statement disclosures.

In   June  1998,  the  Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for transactions entered into after January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not expect this standard to have a significant impact on future financial statement disclosures.

(2) Business

The Company operates in two reportable business segments as follows:

The Company's audio-visual subsidiary, AVES Audio Visual Systems, Inc. ("AVES"), distributes and rents a broad range of audio, video and presentation equipment, and supplies to businesses, churches, hospitals, hotels and educational institutions

The Company's other wholly owned subsidiary, MED Services Corp. ("Med"), finances the manufacture, sales and rental of medical equipment. It had one customer in fiscal 1999, Vivax Medical
Corporation, a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. Due to their immateriality, the operating results and assets of this segment have not been separately reported.

(3) Related Party Transactions

The Company has subordinated notes (Note 7) with related parties amounting to $232,228 and $795,712 at April 30, 1999 and 1998,
respectively. The annual interest rate was reduced from 12% to 8% on November 1, 1998. Interest expense relating to subordinated notes payable to related parties was $49,224, $95,485 and $95,485 in 1999, 1998 and 1997, respectively.

The Company had long term notes payable to related parties amounting to $972,298 and $2,046,021 at April 30, 1999 and 1998, respectively.
The interest rate on the $972,298 is 7.5%. The maturity date of the note has been extended to December 31, 2004. Interest expense relating to these notes for the years ended April 30, 1999 and 1998 was $134,986 and $172,139, respectively.

Accrued interest to related parties for the years ended April 30, 1999 and 1998 was $323,223 and $190,970, respectively.

(4) Property and Equipment

Property and equipment are summarized as follows:

                                    April 30,   April 30,
                                      1999        1998
                                    --------     ---------
Machinery and equipment              $28,048     $59,144
Furniture and fixtures                48,601      80,329
Leasehold improvements                12,290      37,290
Automobiles and trucks               182,862     200,580
Rental and demonstration equipment   157,939      74,073
                                    --------     ---------
Total property and equipment         429,740     451,416
Less accumulated depreciation
and amortization                     309,330     356,772
                                    --------     ---------
Net property and equipment          $120,410     $94,644
                                    ========     =========


(5) Lines of Credit

In March 1997, AVES negotiated a line of credit with BSB Bank & Trust, Binghamton, New York. The line of credit permits AVES to borrow up to an aggregate amount of $1,250,000. The interest rate is 8.75% annually and the line is due and payable on March 1, 2000. The line of credit is secured by the AVES' accounts receivable and inventories. There are no financial covenants associated with the line of credit. At April 30, 1999 and 1998, $0 and $300,000, respectively, was outstanding on the above line of credit.

In connection with the guarantee for the AVES line of credit described above and the interim financing of the Rosalco discontinued operations by State Street Bank, the Company issued stock warrants totaling 4,166,667 to A-V Texas Holding, LLC, an affiliate of the Company. The warrants allowed the holder to purchase 4,166,667 shares of the Company's common stock at $.30 per share. The warrants were deemed to have a minimal fair value and no amount was recorded for them. On March 31, 1999, A-V Texas Holding, LLC and the Company mutually agreed to cancel the warrants.

(6) Long Term Debt

Long term debt is summarized as follows:

Year ended April 30,                                        1999        1998
------------------------------------------------------------------------------
Notes Payable to a bank with interest rate of 9% per annum and
a maturity date of March 1999,collateralized by vehicles     $--        $5,899
Notes Payable to Related Parties (Note 3)                  972,298   2,046,021
Subordinated Debentures (Notes 3 and 7)                    613,263   1,400,000
                                                          --------   ---------
Total Long Term Debt                                     1,585,561   3,451,920
Less: Current Maturities of Long Term Debt                 161,332       5,899
                                                          --------   ---------
Long Term Debt, excluding current maturities            $1,424,229  $3,446,021


 (7) Subordinated Debentures

On December 19, 1989, the Company issued $2,000,000 of 12% convertible subordinated debentures to affiliates of the Company due December 1995, and later extended to December 1999. Through April 30, 1998, the Company had retired $600,000 of debentures. The conversion of debt to stock in conjunction with the common stock Rights Offering (Note 15), resulted in a $761,000 reduction in subordinated debentures. On November 1, 1998, new notes were issued for the remaining $613,263 in subordinated debt reducing the annual interest rate from 12% to 8%. The new notes provide for interest payments due quarterly beginning January 31, 1999 and annual principal payments in the amount of $61,332 starting December 31, 1999 with the balance due on December 31, 2004. The new subordinated debenture agreements have no conversion rights.

(8) Income Taxes

Income tax expense (benefit) attributable to income before income taxes consists of:


     Year ended
      April 30,      Current     Deferred   Total
      ---------      --------    -------    -------
        1999           $10,000         $0    $10,000
        1998                $0         $0         $0
        1997                $0   $350,000   $350,000


At  April  30,  1999,  the  Company had,  for  federal  tax  reporting
purposes,   net   operating   loss  carryforwards   of   approximately
$12,000,000, expiring in years through 2013.

The actual tax expense (benefit) differs from the "expected" tax expense (computed by applying the U.S. Corporate rate of 34%) in each of the 3 years ended April 30, 1999 primarily as a result of valuation allowances against potential deferred tax assets. In fiscal 1999 alternative minimum tax of $10,000 was incurred due to utilization of net operating loss carryforwards.

Deferred tax assets were approximately $5,160,000 as of April 30, 1999 and 1998, arising primarily as a result of net operating losses. Valuation allowances of $5,160,000 as of April 30, 1999 and 1998 offset the deferred tax assets, resulting in net deferred tax assets of $0 as of April 30, 1999 and 1998.

(9) Leases

The Company has several operating leases that expire at various dates ranging through April 2001. Future minimum lease payments related to operating leases are detailed as follows:


Year ending April 30,  Operating Leases
---------------------------------------
2000                          $62,400
2001                           62,400
Thereafter                          0
---------------------------------------
Total minimum lease payments $124,800
---------------------------------------

Total  rental  expense for operating leases was $62,430,  $72,559  and
$73,559  for  the  years  ended  April  30,  1999,  1998,  and   1997,
respectively.


(10) Stock Options

At April 30, 1999, the Company had two stock options plans which are described below. The Company applies APB Opinion 25 - "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. In terms of APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

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

Option activity under the ISOP is as follows:


Stock Option - ISOP  Options  Exercise Price    Weighted
                                  Range         Average
---------------------------------------------------------
Outstanding 4/30/96   242,500   $.44 - $1.05      $0.50
            Granted     -
          Exercised     -
 Terminated/Expired     -
---------------------------------------------------------
Outstanding 4/30/97   242,500   $.44 - $1.05      $0.50
            Granted     -
          Exercised     -
 Terminated/Expired     -
---------------------------------------------------------
Outstanding 4/30/98   242,500   $.44 - $1.05      $0.50
            Granted     -
          Exercised     -
 Terminated/Expired  (137,500)                    $0.55
---------------------------------------------------------
Outstanding 4/30/99   105,000    $0.44            $0.44
---------------------------------------------------------

Exercisable at year end:
April 30, 1997        242,500   $.44 - $1.05     $0.50
April 30, 1998        242,500   $.44 - $1.05     $0.50
April 30, 1999        105,000    $0.44           $0.44

Available for future grants:
April 30, 1997        357,500
April 30, 1998        357,500
April 30, 1999        495,000


The   following   summarizes  information  regarding   stock   options
outstanding at April 30, 1999.

Number Outstanding at 4/30/99                      105,000
Weighted Average remaining contractual life (years)  3.6
Weighted Average Exercise Price                     $0.44

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

Option activity under the Plan is as follows:


Stock Option - ISOP  Options  Exercise Price   Weighted      Options
                                 Range         Average     Exercisable
-----------------------------------------------------------------------
Outstanding 4/30/96   25,000     $0.49           $0.49       25,000
           Granted       -
Terminated/Expired       -
-----------------------------------------------------------------------
Outstanding 4/30/97   25,000     $0.49           $0.49       25,000
           Granted       -
Terminated/Expired       -
-----------------------------------------------------------------------
Outstanding 4/30/98   25,000     $0.49           $0.49       25,000
           Granted       -
Terminated/Expired   (20,000)
-----------------------------------------------------------------------
Outstanding 4/30/99    5,000     $0.49           $0.49        5,000


Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock - Based Compensation", requires the Company to provide pro forma disclosure of net income (loss) and earnings (loss) per as if the optional fair value method had been applied to determine compensation costs for the Company's Stock option plans. Since no options were granted in the years ended April 30, 1999, 1998 and 1997, no pro forma disclosures are applicable.

(11) Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximated fair value as of April 30, 1999 due to the short maturity of these items. The fair value of the convertible debentures is not reasonably determinable.

(12) Fourth Quarter Adjustments

No material adjustments were made in the fourth quarter of fiscal
1999. During the fourth quarter of fiscal 1997, the Company recorded the effects of the discontinuance of Rosalco. See Note 13.

(13)  Discontinued Operations

As a result of continued losses due to a soft retail market, low margins, competitive pressures, and price reductions, in 1997 the
Company discontinued the operations of Rosalco. Rosalco had been headquartered in Jeffersonville, Indiana and had been in the business of the distribution of more than 300 different products, including occasional furniture, brass beds, custom jewelry cases and accessories, most of which are imported from outside the continental United States. Shortly after the closing, a receiver was assigned to liquidate the secured assets of the company to satisfy the loan principal. As a result, Jayark incurred a $5,794,000 loss on Discontinued operations, which includes $3,294,000 loss from operations for the year ended April 30, 1997, the establishment of accruals in the amount of $300,000 for expenses and guarantees related to the closing, the write off of an intercompany receivable and other assets of $476,000, and the remaining net asset of Rosalco of $1,725,000.

The Rosalco business has been presented as a discontinued operation, and the consolidated statements of operations have been restated to conform with this presentation. Financial results of the Rosalco operation are as follows:


Operating Data:                              4/30/97
-------------------------------------------------------
Net Revenues                               $37,505,589

Costs & Expenses                            40,449,698

Income Before Tax                           (2,994,109)

Provision for (Benefit From) Income Tax        350,000

Net Income (Loss)                          $(3,294,109)


(14) Common Stock

In July 1998 the Company amended its Certificate of Incorporation increasing its authorized Common Stock to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share.

(15) Common Stock Rights Offering

During fiscal 1999 the Company issued to its shareholders rights to purchase shares of the Company's $.01 par value Common Stock. The subscription price of $.10 per share was good for an aggregate of up to 18,442,398 shares. The Common Stock could have been purchased either with cash or by tendering to the Company debt of the Company in a principal amount equal to the subscription price.

The primary shareholders of the Company chose to participate in the offering and as such all offered shares were issued. In lieu of cash, these shareholders tendered debt of the Company in exchange for the shares. As a result of these transactions, the Company effectively extinguished approximately $1,000,000 of notes payable to related parties (Note 3), $761,000 of subordinated debentures (Note 7) and $72,000 of accrued interest.

The shareholders who participated in the offering were primarily related parties and as such the resulting gains and losses from the extinguishment of debt were recorded as additional paid in capital in the Statement of Stockholders' Equity.

(16) Statement of Cash Flows



Year Ended April 30,                                 1999      1998      1997
------------------------------------------------------------------------------
Interest Paid                                      $142,939  $87,626  $171,862
------------------------------------------------------------------------------
Taxes Paid                                             --        --        --
------------------------------------------------------------------------------

Non-Cash Transactions Relating to Financing:
Common Stock Issued in Connection with LCL Investment $--       $--   $472,112
------------------------------------------------------------------------------
Extinguishment of notes payable to related parties
in exchange for Common Stock of the Company      1,000,000       --        --
------------------------------------------------------------------------------
Reduction of convertible subordinated debentures
in exchange for Common Stock of the Company        760,710       --        --
------------------------------------------------------------------------------
Interest previously accrued exchanged for Common
Stock of the Company                                72,370       --        --
------------------------------------------------------------------------------


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

10(22) Loan and Security Agreements dated April 29, 1996 between
       AVES Audio Visual Systems, Inc.,
       and State Street Bank & Trust Company of Boston, Massachusetts.

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

10(38) Purchase and Sale Agreement dated June 1, 1998, between Vivax
       Medical Corporation and MED Services Corp.

10(39) Distribution Agreement dated June 1, 1998, between MED Services
       Corp. and Vivax Medical Corporation.

10(40) Revolving Line of Credit Grid Promissory Note dated August 7,
       1998, between MED Services Corp. and Atlantic Bank of New York.

10(41) Security Agreement dated August 7, 1998, between MED Services
       Corp. and Atlantic Bank of New York.

10(42) Amendment to certain 12% Convertible Subordinated Debentures dated April 30, 1990.

10(43) Amendment to certain Note dated March 12, 1997 between Jayark
       Corporation and A-V Texas Holding, LLC.

[ARTICLE] 5
[CIK] 0000053260
[NAME] JAYARK CORPORATION
[MULTIPLIER] 1000

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          APR-30-1999
[PERIOD-START]                              MAY-1-1998
[PERIOD-END]                               APR-30-1999
[CASH]                                             210
[SECURITIES]                                         0
[RECEIVABLES]                                    1,877
[ALLOWANCES]                                        59
[INVENTORY]                                        338
[CURRENT-ASSETS]                                 2,412
[PP&E]                                             430
[DEPRECIATION]                                     309
[TOTAL-ASSETS]                                   2,780
[CURRENT-LIABILITIES]                            2,041
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           277
[OTHER-SE]                                       (962)
[TOTAL-LIABILITY-AND-EQUITY]                     2,780
[SALES]                                         15,288
[TOTAL-REVENUES]                                15,288
[CGS]                                           12,999
[TOTAL-COSTS]                                   12,999
[OTHER-EXPENSES]                                 1,551
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 283
[INCOME-PRETAX]                                    456
[INCOME-TAX]                                        10
[INCOME-CONTINUING]                                446
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       446
[EPS-BASIC]                                        .02
[EPS-DILUTED]                                      .02