Form 10-Q
period 1999-07-31
JAYARK CORP
filed 1999-09-10
CIK 53260

                            UNITED STATES
                 Securities and Exchange Commission
                        Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 1999

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

               Class                    Outstanding at July 31, 1999
     Common Stock $0.01 Par Value            27,663,597

                               Part I.
                               Item I.

                 Jayark Corporation and Subsidiaries
                     Consolidated Balance Sheets




                                                      Unaudited     Audited
                                                       7/31/99      4/30/99
                                                      ----------   ----------

Assets
Current Assets
Cash and Cash Equivalents                              $513,734      $209,724
Accounts Receivable-Trade, Less Allowance For Doubtful
Accounts of $82,000 at 7/31/99 and $59,000 at 4/30/99  1,411,577    1,818,214
Inventories                                              504,204      337,914
Other Current Assets                                      48,966       46,247
                                                      ----------   ----------
Total Current Assets                                   2,478,481    2,412,099

Non Current Assets
Property & Equipment, Less Accumulated Depreciation
and Amortization                                         112,822      120,410
Excess of Cost Over Net Assets of Businesses Acquired, Less
Accumulated Amortization of $490,000 at 7/31/99 and
$485,000 at 4/30/99                                      242,042      247,382
                                                      ----------   ----------
Total Non-Current Assets                                 354,864      367,792
                                                      ----------   ----------
Total Assets                                          $2,833,345   $2,779,891
                                                      ==========   ==========

Liabilities
Current Liabilities
Notes Payable & Line of Credit                                $0           $0
Current Maturities of Long Term Debt                     161,332      161,332
Accounts Payable                                         618,070      689,209
Accrued Expenses                                         255,916      253,796
Accrued Salaries                                         413,703      392,420
Accrued Interest                                         504,510      504,510
Other Current Liabilities                                 44,225       39,918
                                                      ----------   ----------
Total Current Liabilities                              1,997,756    2,041,185

Long Term Debt                                         1,420,787    1,424,229
                                                      ----------   ----------
Total Liabilities                                     $3,418,543   $3,465,414


Stockholders' Equity (Deficit)
Common Stock of $.01 Par Value.  Authorized
30,000,000 Shares; Issued 27,663,597 Shares at
7/31/99 and 4/30/99                                      276,636      276,636
Additional Paid-In Capital                            12,350,084   12,350,084
Deficit                                              (13,211,918) (13,312,243)
Total Stockholders' Equity (Deficit)                   $(585,198)   $(685,523)
                                                      ----------   ----------
Total Liabilities & Stockholders' Equity (Deficit)    $2,833,345   $2,779,891

     See accompanying notes to consolidated financial statements


                 Jayark Corporation and Subsidiaries
                Consolidated Statements of Operations
                             (Unaudited)


Three Months Ended:                   7/31/99    7/31/98
                                     ---------   ---------

Net Revenues                         $3,430,942 $4,046,269
Cost of Revenues                      2,883,838  3,498,261
                                     ---------   ---------
Gross Margin                            547,104    548,008

Selling, General and Administrative     419,392    481,177
                                     ---------   ---------

Operating Income                        127,712     66,831

Other Income (Expense):
Interest Expense                        (27,387)   (93,674)
                                     ---------   ---------
Pre Tax Earnings (losses)               100,325    (26,843)

Provision for Income Taxes                   --        --
                                     ---------   ---------

Net Income (loss)                      $100,325   $(26,843)
                                     =========   =========

Basic and Diluted Earnings (Loss)per Common Share:
Net Income (Loss)                          $.00      $.00
                                     =========   =========

Weighted Average Common Shares:
Basic and Diluted                    27,663,597 9,221,199
                                     =========   =========

     See accompanying notes to consolidated financial statements

                 Jayark Corporation and Subsidiaries
                Consolidated Statement of Cash Flows
                     For the Three Months Ended
                             (Unaudited)


                                                      7/31/99     7/31/98
                                                     ---------   ---------


Cash Flows From Operating Activities:
Net Income (loss)                                     $100,325   $(26,843)

Adjustments to Reconcile Earnings (Loss) to Cash
From Operating Activities:
Depreciation and Amortization of Property and Equipment 16,634     29,224
Changes In Assets and Liabilities:
(Increase) Decrease in Accounts Receivable Net         406,637   (138,419)
(Increase) Decrease in Inventories                    (166,290)  (235,305)
(Increase) Decrease in Other Current Assets             (2,718)   (18,110)
Increase (Decrease) in Accounts Payable                (71,138)   228,628
Increase (Decrease) in Accrued Expenses                  2,120     (2,604)
Increase (Decrease) in Accrued Salaries                 21,282     (9,503)
Increase (Decrease) in Accrued Interest                     --     42,000
Increase (Decrease) in Other Liabilities                 4,307     30,026
                                                     ---------   ---------
Net Cash Provided By (Used In) Operating Activities    311,159   (100,906)


Cash Flows From Investing Activities:
Purchases of Property and Equipment                    (3,706)   (778,395)
                                                     ---------   ---------
Net Cash Provided By (Used In) Investing Activities    (3,706)   (778,395)


Cash Flows From Financing Activities:
Proceeds From Issuance of Long Term Debt                    --    142,955
Proceeds From Issuance of Notes Payable                     --    650,000
Payments of Notes Payable & Subordinated Debentures    (3,443)    (12,138)
                                                     ---------   ---------
Net Cash Provided By (Used In) Financing Activities    (3,443)    780,817

Net Increase (Decrease) in Cash and Cash Equivalents   304,010    (98,484)
Cash & Cash Equivalents at Beginning of Year           209,724    238,858
                                                     ---------   ---------
Cash & Cash Equivalents at End of Year                $513,734   $140,374
                                                     =========   =========

     See accompanying notes to consolidated financial statements


             Notes to Consolidated Financial Statements
                             (Unaudited)

1. Jayark Corporation ("Jayark" or "the Company") conducts its operations through two wholly owned subsidiaries, AVES Audiovisual Systems, Inc. ("AVES") and MED Services Corp. ("Med"), each of which constitute a business segment for financial reporting purposes. The consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of July 31, 1999, and the related consolidated statements of operations and cash flows for the periods ended July 31, 1999 and 1998 are unaudited. The consolidated balance sheet as of April 30, 1999 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1999, included in the Company's report on Form 10-K.

2.The   interim   financial  statements  reflect   all   adjustments
  (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.

3. Certain reclassifications have been made in the 1998 financial statements to conform them to and make them consistent with the presentation used in the 1999 financial statements.

                               Item 2.
     Management's Discussion & Analysis of Results of Operations

    Three Months Ended July 31, 1999 as compared to July 31, 1998

                            NET REVENUES

      Consolidated Revenues of $3,431,000 for the period ended July 31, 1999 decreased $615,000, or 17.9%, as compared to the same period in 1998. Sales at AVES were down $575,000 as compared to the same period last year. This decrease was due to a decrease in direct sales as compared to the prior year. In addition to the decrease at AVES, Med reported zero sales as compared to $40,000 in prior year rental sales, as a result of the November 1998 termination of its distribution agreements with Vivax Medical Corporation.

                          COST OF REVENUES

     Consolidated Cost of Revenues of $2,884,000 decreased $614,000, or 17.6%, as compared to the same period last year. The decrease was a result of the decrease in sales.

                            GROSS MARGIN

     Consolidated Gross Margin of $547,000 was 15.9% of revenues, as compared to $548,000, or 13.5%, for the same period last year. The Company experienced lower unit sales with higher profit margins that resulted in a gross margin comparable to the prior year, despite the decrease in revenues.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated Expenses of $419,000 decreased $62,000 or 12.8% as compared to the same period last year. Jayark Corporate expenses decreased $38,000 due to a reduction in the President's salary accrual and decreased legal and audit fees as compared to last year. Med decreased expenses $21,000 due to a reduction in legal fees from the prior year. The prior year legal fees were a result of the formation of the new subsidiary. AVES' spending was down $3,000 as compared to the same period last year.


                          OPERATING INCOME

     Consolidated Operating Income of $128,000 increased $61,000, or 91.1%, as compared to the same period last year. This increase was possible, despite the decrease in revenues, due to the decrease in selling, general and administrative expenses.

                          INTEREST EXPENSE

      Consolidated Interest Expense of $27,000 decreased $66,000, or 70.8%. This decrease was primarily a result of the decrease in subordinated debt and notes payable attributed to the conversion of debt in conjunction with the Rights Offering which expired on October 30, 1998. As compared with the prior period, subordinated debt was down $787,000, with an interest rate reduction on the $613,000 in remaining principal from 12% to 8%, and notes payable decreased $1,000,000 due to the exchange of equity for debt.


                          NET INCOME (LOSS)

      Consolidated Net Income of $100,000 increased as compared to a net loss of $(27,000) during the same period last year. The $127,000 increase, or 473.7%, was a result of decreased selling, general and administrative costs and reduced interest expense.

                   LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, and at April 30, 1999, consolidated open lines of credit available to the Company for borrowing were $1,250,000. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital was $481,000 at July 31, 1999, compared with $371,000 at April 30, 1999.

Net cash provided by operating activities was $311,000 in 1999 as compared with net cash used of $101,000 in 1998.

Cash flows used in investing activities were $4,000 in 1999 as compared to $778,000 in 1998. This difference is a result of the Med's purchase of equipment for rental in the prior year.

Cash used by financing activities was $3,000 in 1999, compared to cash provided of $781,000 in 1998 as a result of the issuance of notes payable and long-term debt.

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

With respect to the IT and non-IT Systems of critical third parties, such as product vendors, utilities, communications, transportation, government, banking and other important services, the Company has established communication to obtain assurances regarding their respective year 2000 efforts. While the Company expects such third parties to address the year 2000 issues based on the representations it has received to date, the Company cannot guarantee that these systems will be made year 2000 compliant in a timely manner. Computer errors or failures in any of these areas may have the potential to disrupt business operations. The Company will continue to monitor the progress of such third parties.

Although the Company values established relationships with key vendors, substitute products for most goods may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, the Company anticipates that there will be others who will be able to deliver similar goods. However, the lead-time involved in sourcing certain goods may result in temporary shortages of relatively few items.

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

                                   JAYARK CORPORATION
                                   Registrant

     /s/  David L. Koffman                      September 10, 1999
     David L. Koffman, President
     Chief Executive Officer



     /s/ Robert C. Nolt                         September 10, 1999
     Robert C. Nolt
     Chief Financial Officer

[ARTICLE] 5
[CIK] 0000053260
[NAME] JAYARK CORPORATION
[MULTIPLIER] 1000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          APR-30-2000
[PERIOD-START]                             MAY-01-1999
[PERIOD-END]                               JUL-31-1999
[CASH]                                             514
[SECURITIES]                                         0
[RECEIVABLES]                                    1,494
[ALLOWANCES]                                        82
[INVENTORY]                                        504
[CURRENT-ASSETS]                                 2,478
[PP&E]                                             433
[DEPRECIATION]                                     320
[TOTAL-ASSETS]                                   2,833
[CURRENT-LIABILITIES]                            1,998
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           277
[OTHER-SE]                                       (862)
[TOTAL-LIABILITY-AND-EQUITY]                     2,833
[SALES]                                          3,431
[TOTAL-REVENUES]                                 3,431
[CGS]                                            2,884
[TOTAL-COSTS]                                    2,884
[OTHER-EXPENSES]                                   419
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                  27
[INCOME-PRETAX]                                    100
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                100
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       100
[EPS-BASIC]                                        .00
[EPS-DILUTED]                                      .00