Form 10-Q
period 1999-10-31
JAYARK CORP
filed 1999-12-13
CIK 53260

                            UNITED STATES
                 Securities and Exchange Commission
                        Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 1999

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

                           (713)-783-9184
        (Registrant's telephone number, including area code)


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

               Class                    Outstanding at October 31,1999
     Common Stock $0.01 Par Value            27,663,597

                               Part I.
                               Item I.

                 Jayark Corporation and Subsidiaries
                     Consolidated Balance Sheets


                                                      Unaudited        Audit
                                                       10/31/99       4/30/99
                                                      ----------     ---------
Assets
Current Assets
Cash and Cash Equivalents                               $445,010       $209,724
A/R-Trade, Less Allowance For Doubtful Accounts of
$78,000 at 10/31/99 and $59,000 at 4/30/99             1,652,879      1,818,214
Inventories                                              409,277        337,914
Other Current Assets                                      44,591         46,247
                                                      ----------     ---------
Total Current Assets                                   2,551,757      2,412,099

Non Current Assets
Property & Equipment, Less Accum Depr & Amort            120,746        120,410
Excess of Cost Over Net Assets of Businesses
Acquired, Less Accum Amort of $495,000 at 10/31/99
and $485,000 at 4/30/99                                  236,702        247,382
                                                      ----------     ---------
Total Non-Current Assets                                 357,448        367,792
                                                      ----------     ---------
Total Assets                                          $2,909,205     $2,779,891
                                                      ==========     =========

Liabilities
Current Liabilities
Notes Payable & Line of Credit                                $0             $0
Current Maturities of Long Term Debt                     161,332        161,332
Accounts Payable                                         464,635        689,209
Accrued Expenses                                         255,917        253,796
Accrued Salaries                                         453,066        392,420
Accrued Interest                                         504,510        504,510
Other Current Liabilities                                 51,752         39,918
                                                      ----------     ---------
Total Current Liabilities                              1,891,212      2,041,185


Long Term Debt                                         1,387,362      1,424,229
                                                      ----------     ---------
Total Liabilities                                     $3,278,574     $3,465,414
                                                      ==========     =========

Stockholders' Equity (Deficit)
Common Stock of $.01 Par Value.  Authorized 30,000,000
Shares; Issued 27,663,597 Shares at 10/31/99 and 4/30/99 276,636        276,636
Additional Paid-In Capital                            12,350,084     12,350,084
Deficit                                              (12,996,089)   (13,312,243)
                                                      ----------     ---------
Total Stockholders' Equity (Deficit)                   $(369,369)     $(685,523)

Total Liabilities & Stockholders' Equity (Deficit)    $2,909,205     $2,779,891
                                                      ==========     =========
     See accompanying notes to consolidated financial statements

                 Jayark Corporation and Subsidiaries
                Consolidated Statements of Operations
                             (Unaudited)


                                    Three Months Ended       Six Months Ended
                                   10/31/99    10/31/98    10/31/99    10/31/98
                                   ---------------------------------------------

Net Revenues                      $3,657,061  $4,260,743  $7,088,003  $8,308,012

Cost of Revenues                   3,010,907   3,630,414   5,894,745   7,129,676
                                   ---------------------------------------------
Gross Margin                         646,154     630,329   1,193,258   1,178,336

Selling, General & Admin             402,401     428,394     821,792     909,570
                                   ---------------------------------------------

Operating Income                     243,753     201,935     371,466     268,766

Other Income (Expense):
Interest Expense                     (27,924)   (104,786)    (55,312)   (198,461)
                                   ---------------------------------------------

Pre Tax Earnings (Losses)            215,829      97,149      316,154     70,305

Provision for Income Taxes              --          --           --          --
                                   ---------------------------------------------

Net Income (Loss)                   $215,829     $97,149     $316,154    $70,305
                                   =============================================

Basic and Diluted Earnings (Loss) per Common Share
Net Income (Loss)                       $.01        $.01         $.01       $.00
                                   =============================================

Weighted Average Common Shares:
Basic and Diluted                 27,663,597   9,221,199   27,663,597  9,221,199

     See accompanying notes to consolidated financial statements

                 Jayark Corporation and Subsidiaries
                Consolidated Statement of Cash Flows
                     For the Three Months Ended
                             (Unaudited)


                                                          10/31/99      10/31/98
                                                          --------      --------

Cash Flows From Operating Activities:
Net Income (loss)                                        $316,154      $70,305

Adjustments to Reconcile Earnings (Loss) to Cash from Operating Activities:

Depr and Amort of Property and Equipment                   33,658       70,483
Changes In Assets and Liabilities:
(Increase) Decrease in Accounts Receivable Net            165,335     (646,114)
(Increase) Decrease in Inventories                        (71,363)    (224,883)
(Increase) Decrease in Other Current Assets                 1,656      (49,382)
Increase (Decrease) in Accounts Payable                  (224,573)     101,559
Increase (Decrease) in Accrued Expenses                     2,120       (9,899)
Increase (Decrease) in Accrued Salaries                    60,646       33,368
Increase (Decrease) in Accrued Interest                       --        87,938
Increase (Decrease) in Other Liabilities                   11,834      110,193
                                                         --------     --------
Net Cash Provided By (Used In) Operating Activities       295,467     (456,432)

Cash Flows From Investing Activities:
Purchases of Property and Equipment                       (23,314)    (817,788)
                                                         --------     --------
Net Cash Provided By (Used In) Investing Activities       (23,314)    (817,788)

Cash Flows From Financing Activities:
Proceeds From Issuance of Long Term Debt                     --        140,940
Proceeds From Issuance of Notes Payable                      --        950,000
Payments of Notes Payable & Subordinated Debentures       (36,867)     (24,581)
                                                         --------     --------
Net Cash Provided By (Used In) Financing Activities       (36,867)   1,066,359

Net Increase (Decrease) in Cash and Cash Equivalents      235,286     (207,861)
Cash & Cash Equivalents at Beginning of Year              209,724      238,858
                                                         --------     --------
Cash & Cash Equivalents at End of Year                   $445,010      $30,997
                                                         ========     ========

     See accompanying notes to consolidated financial statements

             Notes to Consolidated Financial Statements
                             (Unaudited)

1. Jayark Corporation ("Jayark" or "the Company") conducts its operations through two wholly owned subsidiaries, AVES Audiovisual Systems, Inc. ("AVES") and MED Services Corp. ("Med"), each of which constitute a business segment for financial reporting purposes. The consolidated balance sheet of Jayark Corporation and subsidiaries
  (the   "Company"),  as  of  October  31,  1999,  and  the  related consolidated statements of operations and cash flows for the periods ended October 31, 1999 and 1998 are unaudited. The consolidated balance sheet as of April 30, 1999 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1999, included in the Company's report on Form 10-K.

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

                               Item 2.
     Management's Discussion & Analysis of Results of Operations

 Three Months Ended October 31, 1999 as compared to October 31, 1998

                            NET REVENUES

      Consolidated Revenues of $3,657,000 for the three months ended October 31, 1999, decreased $604,000, or 14.2%, as compared to the same period in 1998. Sales at AVES were down $545,000 as compared to the same period last year. This decrease was due to a decrease in direct sales as compared to the prior year due to a number of one time sales opportunities in the prior year, the dramatic drop in cost of video equipment over the past year, and the hesitation of AVES' Broadcast customers to invest in new broadcast equipment at this time, when this well educated customer base knows that there is new digital equipment under development. In addition to the sales decrease at AVES, Med reported zero sales as compared to $60,000 in prior year rental sales, as a result of the November 1998 termination  of  its  distribution  agreements  with  Vivax  Medical
Corporation.

                          COST OF REVENUES

     Consolidated Cost of Revenues of $3,011,000 decreased $621,000, or 17.1%, as compared to the same period last year. The decrease was a result of the decrease in sales.

                            GROSS MARGIN

     Consolidated Gross Margin of $646,000 was 17.7% of revenues, as compared to $630,000, or 14.8%, for the same period last year. The Company experienced lower unit sales with higher profit margins that resulted in a gross margin increase as compared to the prior year, despite the decrease in revenues.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $402,000 decreased $26,000 or 6.1% as compared to the same period last year. Jayark Corporate expenses decreased $69,000 primarily due to a reduction in the President's salary accrual and decreased professional fees as compared to last year. Med's expenses increased $26,000 due to professional fees incurred in its efforts to pursue additional opportunities in the medical field. AVES' spending increased $17,000 as compared to the same period last year primarily due to increased advertising and exhibit costs.

                          OPERATING INCOME

     Consolidated Operating Income of $244,000 increased $42,000, or 20.7%, as compared to the same period last year. This increase was possible, despite the decrease in revenues, due to the increase in gross margin and decreases in selling, general and administrative expenses.


                          INTEREST EXPENSE

      Consolidated Interest Expense of $28,000 decreased $77,000, or 73.3%. This decrease was primarily a result of the decrease in subordinated debt and notes payable attributed to the conversion of debt in conjunction with the Rights Offering which expired on October 30, 1998. As compared with the prior period, subordinated debt was down $818,000, with an interest rate reduction on the $582,000 in remaining principal from 12% to 8%, and notes payable decreased $1,000,000 due to the exchange of equity for debt.


                          NET INCOME (LOSS)

      Consolidated Net Income of $216,000 increased as compared to net income of $97,000 during the same period last year. The $119,000 increase, or 122.2%, was a result of increased gross margin, decreased selling, general and administrative costs and reduced interest expense.

  Six Months Ended October 31, 1999 as compared to October 31, 1998

                            NET REVENUES

      Consolidated Revenues of $7,088,000 for the six months ended October 31, 1999 decreased $1,220,000, or 14.7%, as compared to the same period in 1998. Sales at AVES were down $1,120,000 as compared to the same period last year. This decrease was due to a decrease in direct sales as compared to the prior year due to a number of one time sales opportunities in the prior year, the dramatic drop in cost of video equipment over the past year, and the hesitation of AVES' Broadcast customers to invest in new broadcast equipment at this time, when this well educated customer base knows that there is new digital equipment under development. In addition to the decrease at AVES, Med reported zero sales as compared to $100,000 in prior year rental sales, as a result of the November 1998 termination  of  its  distribution  agreements  with  Vivax  Medical
Corporation.

                          COST OF REVENUES

       Consolidated   Cost  of  Revenues  of  $5,895,000   decreased
$1,235,000, or 17.3%, as compared to the same period last year. The decrease was a result of the decrease in sales.

                            GROSS MARGIN

     Consolidated Gross Margin of $1,193,000 was 16.8% of revenues, as compared to $1,178,000, or 14.2%, for the same period last year. The Company experienced lower unit sales with higher profit margins that resulted in a gross margin comparable to the prior year, despite the decrease in revenues.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $822,000 decreased $88,000 or 9.7% as compared to the same period last year. Jayark Corporate expenses decreased $107,000, or 50.5%, due to a reduction in the President's salary accrual along with decreases in professional fees and insurance expense as compared to last year. Med's expenses increased $5,000, 24.6%, from the prior year as a result of increased professional fees. AVES' spending increased $14,000, or 2.1%, as compared to the same period last year.


                          OPERATING INCOME

     Consolidated Operating Income of $371,000 increased $103,000, or 38.2%, as compared to the same period last year. This increase was possible, despite the decrease in revenues, due to an increase in the gross margin percentage along with the decrease in selling, general and administrative expenses.

                          INTEREST EXPENSE

     Consolidated Interest Expense of $55,000 decreased $143,000, or 72.1%. This decrease was primarily a result of the decrease in subordinated debt and notes payable attributed to the conversion of debt in conjunction with the Rights Offering which expired on October 30, 1998. As compared with the prior period, subordinated debt was down $818,000, with an interest rate reduction on the $582,000 in remaining principal from 12% to 8%, and notes payable decreased $1,000,000 due to the exchange of equity for debt.


                          NET INCOME (LOSS)

      Consolidated Net Income of $316,000 increased as compared to net income of $70,000 during the same period last year. The $246,000 increase, or 349.7%, was a result of increased margin, decreased selling, general and administrative costs and reduced interest expense.

                   LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, and at April 30, 1999, consolidated open lines of credit available to the Company for borrowing were $1,250,000. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital was $661,000 at October 31, 1999, compared with $371,000 at April 30, 1999.

Net cash provided by operating activities was $295,000 in 1999 as compared with net cash used of $456,000 in 1998.

Cash flows used in investing activities were $23,000 in 1999 as compared to $818,000 in 1998.

Cash used by financing activities was $37,000 in 1999, compared to cash provided of $1,066,000 in 1998 as a result of the issuance of notes payable and long-term debt.

On December 2, 1999, the Company amended its Certificate of Incorporation to effect a one-for-ten reverse stock split of the issued and outstanding shares of common stock.

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

The Company has identified some non-IT systems, embedded chip equipment, such as telephones, fax machines, climate control devices and building security systems, which may be impacted by the year 2000 problem. These non-IT systems are minor in nature and would not significantly impact the Company's operations.

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

                     PART II. OTHER INFORMATION


ITEM 4.   Submission of Matter to a Vote of Security Holders.

      At the Annual Meeting of Shareholders held on November 22, 1999, pursuant to the Notice of Annual Meeting of the Shareholders and Proxy Statement dated October 26, 1999, the voting results were as follows:

a) Each of the two nominees (Arthur G. Cohen and Jeffrey P. Koffman) were elected to the Board of Directors as follows:

     Director's Name       Shares Voted FOR        Shares WITHHELD
     --------------------------------------------------------------
     Arthur G. Cohen          19,974,196               11,813
     Jeffrey P. Koffman       19,974,196               11,813

b) The appointment of BDO Seidman, LLP as independent public accountants for the Company for the fiscal year ending April 30, 2000 was approved (19,677,938 shares voted FOR; 5,863 shares voted AGAINST; and 2,208 shares WITHHELD).

c) An amendment to the Company's Certificate of Incorporation to effect a one-for-ten reverse stock split of the issued and outstanding shares of common stock was approved (19,634,325 shares voted FOR; 48,743 shares voted AGAINST; and 2,941 shares WITHHELD).


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Report on Form 8-K - None

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/  David L. Koffman                     December 13, 1999
     David L. Koffman, President
     Chief Executive Officer



     /s/ Robert C. Nolt                        December 13, 1999
     Robert C. Nolt
     Chief Financial Officer

[ARTICLE] 5
[CIK] 0000053260
[NAME] JAYARK CORPORATION
[MULTIPLIER] 1000

[PERIOD-TYPE]                   3-MOS                   6-MOS
[FISCAL-YEAR-END]                          APR-30-2000             APR-30-2000
[PERIOD-START]                             AUG-01-1999             MAY-01-1999
[PERIOD-END]                               OCT-31-1999             OCT-31-1999
[CASH]                                             445                     445
[SECURITIES]                                         0                       0
[RECEIVABLES]                                    1,731                   1,731
[ALLOWANCES]                                      (78)                    (78)
[INVENTORY]                                        409                     409
[CURRENT-ASSETS]                                 2,552                   2,552
[PP&E]                                             453                     453
[DEPRECIATION]                                   (332)                   (332)
[TOTAL-ASSETS]                                   2,909                   2,909
[CURRENT-LIABILITIES]                            1,891                   1,891
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                           277                     277
[OTHER-SE]                                       (646)                   (646)
[TOTAL-LIABILITY-AND-EQUITY]                     2,909                   2,909
[SALES]                                          3,657                   7,088
[TOTAL-REVENUES]                                 3,657                   7,088
[CGS]                                            3,011                   5,895
[TOTAL-COSTS]                                    3,011                   5,895
[OTHER-EXPENSES]                                   402                     822
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                  28                      55
[INCOME-PRETAX]                                    216                     316
[INCOME-TAX]                                         0                       0
[INCOME-CONTINUING]                                216                     316
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                       216                     316
[EPS-BASIC]                                        .01                     .01
[EPS-DILUTED]                                      .01                     .01