Form 10-Q
period 2000-01-31
JAYARK CORP
filed 2000-03-13
CIK 53260

                            UNITED STATES
                 Securities and Exchange Commission
                        Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 2000

                                 Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to


                              0-3255
                      (Commission File Number)

                        JAYARK CORPORATION
       (Exact name of registrant as specified in its charter)

DELAWARE                                        13-1864519
(State or other jurisdiction of incorporation)   (IRS EIN)

               300 Plaza Drive, Vestal, New York    13850
         (Address of principal executive offices) (Zip Code)

                          (607) 729-9331
        (Registrant's telephone number, including area code)

       Former Address: Post Office Box 741528, Houston, Texas 77274
(Former name, former address and fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding at January 31, 2000
     Common Stock $0.01 Par Value            2,766,360

                               Part I.
                               Item I.

                 Jayark Corporation and Subsidiaries
                     Consolidated Balance Sheets



                                                       Unaudited      Audited
                                                        01/31/00      04/30/99
                                                       ---------      --------
Assets
Current Assets
Cash and Cash Equivalents                               $668,592      $209,724
Accounts Receivable-Trade, Less Allowance For
Doubtful
Accounts of $78,000 at 1/31/00 and $59,000 at 4/30/99  1,199,049     1,818,214
Inventories                                              353,265       337,914
Other Current Assets                                      98,896        46,247
                                                       ---------      --------
Total Current Assets                                   2,319,802     2,412,099

Non Current Assets
Property & Equipment, Less Accum Depr & Amort            342,545       120,410
Excess of Cost Over Net Assets of Businesses Acquired, Less Accum
Amort of $503,000 at 1/31/00 and $485,000 at 4/30/99     324,357       247,382
                                                       ---------      --------
Total Non-Current Assets                                 666,902       367,792
                                                       ---------      --------
Total Assets                                          $2,986,704    $2,779,891
                                                       =========      ========


Liabilities
Current Liabilities
Notes Payable & Line of Credit                           $75,000            $0
Current Maturities of Long Term Debt                     161,332       161,332
Accounts Payable                                         451,695       689,209
Accrued Expenses                                         259,124       253,796
Accrued Salaries                                         482,121       392,420
Accrued Interest                                         504,510       504,510
Other Current Liabilities                                 57,365        39,918
                                                       ---------      --------
Total Current Liabilities                              1,991,147     2,041,185

Long Term Debt                                         1,327,765     1,424,229
                                                       ---------      --------
Total Liabilities                                     $3,318,912    $3,465,414
                                                       =========      ========

Stockholders' Equity (Deficit)
Common Stock of $.01 Par Value.  Authorized
30,000,000 Shares; Issued 2,766,360 Shares at 1/31/00
and 27,663,597 Shares at 4/30/99                          27,664       276,636
Additional Paid-In Capital                            12,599,057    12,350,084
Deficit                                              (12,958,929)  (13,312,243)
                                                       ---------      --------
Total Stockholders' Equity (Deficit)                   $(332,208)    $(685,523)
                                                       ---------      --------
Total Liabilities & Stockholders' Equity (Deficit)    $2,986,704    $2,779,891
                                                       =========      ========

     See accompanying notes to consolidated financial statements

                 Jayark Corporation and Subsidiaries
                Consolidated Statements of Operations
                             (Unaudited)


                                      Three Months Ended    Nine Months Ended
                                      1/31/00    1/31/99    1/31/00    1/31/99
                                    ---------- ---------- ---------- -----------
Net Revenues                        $2,823,951 $3,316,028 $9,911,953 $11,624,040
Cost of Revenues                     2,306,901  2,766,779  8,201,646   9,896,455
                                    ---------- ---------- ---------- -----------
Gross Margin                           517,050    549,249  1,710,307   1,727,585

Selling, General and Administrative    452,134    424,422  1,273,926   1,333,992
                                    ---------- ---------- ---------- -----------
Operating Income                        64,916    124,827    436,381     393,593

Other Income (Expense):
Interest Expense                       (27,755)   (50,315)   (83,067)   (248,776)
Gain on Sale of Assets                      --    203,432         --     203,432
                                    ---------- ---------- ---------- -----------
Total Other Income (Expense)           (27,755)   153,117    (83,067)    (45,344)

Pre Tax Earnings                        37,161    277,944    353,314     348,249

Provision for Income Taxes                  --         --         --          --
                                    ---------- ---------- ---------- -----------
Net Income                             $37,161   $277,944   $353,314    $348,249
                                    ========== ========== ========== ===========

Basic and Diluted Earnings per Common Share:
Net Income                                $.00       $.01       $.01        $.02
                                    ========== ========== ========== ===========

Weighted Average Common Shares:
Basic and Diluted                   20,898,043 27,663,597 25,408,412  15,368,665
                                    ========== ========== ========== ===========

     See accompanying notes to consolidated financial statements

                 Jayark Corporation and Subsidiaries
                Consolidated Statement of Cash Flows
                      For the Nine Months Ended
                             (Unaudited)

                                                           1/31/00     1/31/99
                                                           --------    --------
Cash Flows From Operating Activities:
Net Income                                                 $353,314    $348,249

Adjustments to Reconcile Earnings (Loss) to Cash
From Operating Activities:
Depreciation and Amortization of Property and Equipment      37,020      17,664
Amort of Excess of Cost Over Net Assets of Businesses Acq    18,379      16,020
Changes In Assets and Liabilities:
(Increase) Decrease in Accounts Receivable Net              619,165      30,732
(Increase) Decrease in Inventories                          (15,351)   (164,247)
(Increase) Decrease in Other Current Assets                 (52,649)    (11,055)
Increase (Decrease) in Accounts Payable                    (237,513)   (487,685)
Increase (Decrease) in Accrued Expenses                       5,328      (9,727)
Increase (Decrease) in Accrued Salaries                      89,701      51,996
Increase (Decrease) in Accrued Interest                          --     168,510
Increase (Decrease) in Other Liabilities                     17,448       8,992
                                                           --------    --------
Net Cash Provided By (Used In) Operating Activities         834,842     (30,551)

Cash Flows From Investing Activities:
Purchases of Property and Equipment                        (259,155)    (92,546)
Increase in Intangibles                                     (95,354)         --
                                                           --------    --------
Net Cash Provided By (Used In) Investing Activities        (354,509)    (92,546)


Cash Flows From Financing Activities:
Proceeds From Issuance of Long Term Debt                     46,455          --
Proceeds From Issuance of Notes Payable                      75,000     350,000
Payments of Notes Payable & Subordinated Debentures        (142,920) (1,832,355)
Proceeds From Issuance of Common Stock                           --   1,794,240
                                                           --------    --------
Net Cash Provided By (Used In) Financing Activities         (21,465)    311,885

Net Increase (Decrease) in Cash and Cash Equivalents        458,868     188,788
Cash & Cash Equivalents at Beginning of Year                209,724     238,858
                                                           --------    --------
Cash & Cash Equivalents at End of Year                     $668,592    $427,646
                                                           ========    ========
     See accompanying notes to consolidated financial statements

             Notes to Consolidated Financial Statements
                             (Unaudited)

1. Jayark Corporation ("Jayark" or "the Company") conducts its operations through three wholly owned subsidiaries, AVES Audiovisual Systems, Inc. ("AVES"), MED Services Corp. ("Med") and Fisher Medical Corporation ("Fisher"), each of which constitute a business segment for financial reporting purposes. The consolidated balance sheet of Jayark Corporation and subsidiaries (the "Company"), as of January 31, 2000, and the related consolidated statements of operations and cash flows for the periods ended January 31, 2000 and 1999 are unaudited. The consolidated balance sheet as of April 30, 1999 has been derived from audited financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 1999, included in the Company's report on Form 10-K.

2.    The interim financial statements reflect   all   adjustments
  (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The Company's operating results for any particular interim period may not be indicative of results for the full year.

3. Certain reclassifications have been made in the 1999 financial statements to conform them to and make them consistent with the presentation used in the 2000 financial statements.

                               Item 2.
     Management's Discussion & Analysis of Results of Operations

 Three Months Ended January 31, 2000 as compared to January 31, 1999

                            NET REVENUES

      Consolidated Revenues of $2,824,000 for the three months ended January 31, 2000, decreased $492,000, or 14.8%, as compared to the same period in 1999, due to a decrease in sales at AVES. This decrease was due to a decrease in direct sales as compared to the prior year due to a number of one time sales opportunities in the prior year, the dramatic drop in cost of video equipment over the past year, and the hesitation of AVES' Broadcast customers to invest in new broadcast equipment at this time, when this well educated customer base knows that there is new digital equipment under development.

                          COST OF REVENUES

     Consolidated Cost of Revenues of $2,307,000 decreased $460,000, or 16.6%, as compared to the same period last year. The decrease was a result of the decrease in sales.

                            GROSS MARGIN

     Consolidated Gross Margin of $517,000 was 18.3% of revenues, as compared to $549,000, or 16.6%, for the same period last year. Despite the 14.8% decrease in revenues, the Company's gross margin only recognized a $32,000 decrease, or 5.8%, as compared to the same period last year. This is due to the fact that the Company experienced lower unit sales with higher profit margins that resulted in a gross margin percentage increase as compared to the prior year.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $452,000 increased $28,000 or 6.5% as compared to the same period last year. Jayark Corporate expenses increased $42,000 as compared to last year, despite a reduction in the President's salary accrual, due to increased consultant fees, professional fees and misc. fees and expenses related to the 1 for 10 Reverse Stock Split that was effective January 7, 2000. The new subsidiary Fisher Medical Corporation incurred $33,000 in miscellaneous operating expenses. Med's expenses decreased $39,000 primarily due to a decrease in legal fees. AVES' spending decreased $8,000 as compared to the same period last year.

                          OPERATING INCOME

     Consolidated Operating Income of $65,000 decreased $60,000, or 47.9%, as compared to the same period last year. This decrease is a result of the decrease in gross margin and increase in selling, general and administrative expenses.

                          INTEREST EXPENSE

      Consolidated Interest Expense of $28,000 decreased $23,000, or
44.8%.   This  decrease is primarily a result of a decrease  in  the outstanding balance on the Company's line of credit.


                       GAIN ON SALE OF ASSETS

Consolidated Gain on Sale of Assets of $203,000 in the prior year was a result of the termination of Med's Purchase and Sale, Distribution and Custody Agreements with Vivax.

                          NET INCOME (LOSS)

     Consolidated Net Income of $37,000 decreased as compared to net income of $278,000 during the same period last year. The $241,000 decrease, or 86.6%, was primarily a result of the $203,000 gain on sale of assets recognized in the prior year, combined with a decrease in gross margin and an increase in selling, general and administrative expenses as compared to the prior year.

 Nine Months Ended January 31, 2000 as compared to January 31, 1999

                            NET REVENUES

      Consolidated Revenues of $9,912,000 for the nine months ended January 31, 2000 decreased $1,712,000, or 14.7%, as compared to the same period in 1999. Sales at AVES decreased $1,612,000 as compared to the same period last year. This reduction was due to a decrease in direct sales as compared to the prior year due to a number of one time sales opportunities in the prior year, the dramatic drop in cost of video equipment over the past year, and the hesitation of AVES' Broadcast customers to invest in new broadcast equipment at this time, when this well educated customer base knows that there is new digital equipment under development. In addition to the decrease at AVES, Med reported zero sales as compared to $100,000 in prior year rental sales, as a result of the November 1998 termination  of  its  distribution  agreements  with  Vivax  Medical
Corporation.

                          COST OF REVENUES

       Consolidated   Cost  of  Revenues  of  $8,202,000   decreased
$1,695,000, or 17.1%, as compared to the same period last year. The decrease was a result of the decrease in sales.

                            GROSS MARGIN

     Consolidated Gross Margin of $1,710,000 was 17.3% of revenues, as compared to $1,728,000, or 14.9%, for the same period last year. The Company experienced lower unit sales with higher profit margins that resulted in a gross margin comparable to the prior year, despite the decrease in revenues.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $1,274,000 decreased $60,000 or 4.5% as compared to the same period last year. Jayark Corporate expenses decreased $65,000, or 25.6%, due to a reduction in the President's salary accrual along with decreases in professional fees and insurance expense as compared to last year. Med's expenses decreased $34,000, or 51.1%, from the prior year primarily as a result of decreased professional fees. The new subsidiary Fisher Medical Corporation incurred $33,000 in miscellaneous operating expenses. AVES' spending increased $6,000, or .1%, as compared to the same period last year.


                          OPERATING INCOME

     Consolidated Operating Income of $436,000 increased $43,000, or 10.9%, as compared to the same period last year. This increase was possible, despite the decrease in revenues, due to an increase in the gross margin percentage along with the decrease in selling, general and administrative expenses.

                          INTEREST EXPENSE

     Consolidated Interest Expense of $83,000 decreased $166,000, or 66.6%. This decrease was primarily a result of the decrease in subordinated debt and notes payable attributed to the conversion of debt in conjunction with the Rights Offering which expired on October 30, 1998. In addition, there was a decrease on the outstanding balance on the Company's line of credit as compared to the prior year.


                       GAIN ON SALE OF ASSETS

Consolidated Gain on Sale of Assets of $203,000 in the prior year was a result of the termination of Med's Purchase and Sale, Distribution and Custody Agreements with Vivax.

                          NET INCOME (LOSS)

      Consolidated Net Income of $353,000 increased $5,000, or 1.5%, as compared to net income of $348,000 during the same period last year. The increase was realized despite the decrease in revenues as compared to the prior year and the gain on sale of assets in the prior year, due to an increase in the gross margin percentage, a decrease in selling, general and administrative expenses, and a decrease in interest expense.

                   LIQUIDITY AND CAPITAL RESOURCES

Consolidated open lines of credit available to the Company for borrowing were $1,175,000 at January 31, 2000, and $1,250,000 at
April 30, 1999. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital was $329,000 at January 31, 2000, compared with $371,000 at April 30, 1999.

Net cash provided by operating activities was $834,000 in 2000 as compared with net cash used of $31,000 in 1999.

Cash flows used in investing activities were $355,000 in 2000 as compared to $93,000 in 1999.

Cash used by financing activities was $21,000 in 2000, compared to cash provided of $312,000 in 1999 as a result of the issuance of notes payable.

At  a  meeting  of  shareholders held  on  November  22,  1999,  the shareholders approved an amendment to Jayark's Certificate of Incorporation providing a 1 for 10 Reverse Stock Split. On December 2, 1999, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect the one for ten reverse stock split. On January 7, 2000, the "Effective Time" or "Record Date", each ten (10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and nonassessable share of Common Stock of the Corporation, par value $.01 per share. To avoid the existence of fractional shares of common stock, stockholders who would otherwise have been entitled to receive fractional shares of common stock equal to one-half or more received one whole share. No shares or scrip were issued to holders in respect of any fraction less then one-half.

On January 5, 2000, the Company, through a newly formed, wholly owned subsidiary, Fisher Medical Corporation ("Fisher"), entered into an Asset Purchase Agreement with Fisher Medical, LLC, a company that develops, manufactures and distributes medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of Fisher Medical, LLC for cash of $215,000. Fisher then entered into Employment Agreements with the two principals of Fisher Medical, LLC to continue developing, manufacturing and distributing medical products of Fisher. In consideration for the Employment Agreements, the two principals also entered into Non-Disclosure and Non-
Competition Agreements. Fisher financed this purchase from the Company's existing $1,250,000 revolving line of credit.

If Fisher can develop, manufacture and distribute medical supplies and equipment, the income and cash flow could have a material affect on the operating results of Jayark Corporation. There can be no assurances that the Company will be successful in this venture.

Year 2000

The Company used both internal and external resources to identify, correct, upgrade or replace and test its IT systems and embedded chip equipment for year 2000 compliance. To date, the Company has not experienced any material adverse consequences associated with the Year 2000 date change. The Company is not aware of any remaining significant problems related to Year 2000 issues but is continuing to monitor the status of suppliers and vendors. There can be no assurance that the Company, or one of the entities it does business with, will not experience a Year 2000 problem that could have a material adverse effect on the Company.

                     PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

       10(44)     Asset  Purchase Agreement dated January  5,  2000,
       between Fisher Medical LLC and Fisher Medical Corporation.

       10(45)     Technology License dated January 5, 2000,  between
       Fisher Medical LLC and Fisher Medical Corporation.

       10(46)    Employment Agreement dated January 5, 2000, between
       Fisher Medical Corporation and Stephen Fisher, Jr.

       10(47)    Non-Disclosure and Non-Competition Agreement  dated
       January  5,  2000,  between Fisher  Medical  Corporation  and
       Stephen Fisher, Jr.

       10(48)    Employment Agreement dated January 5, 2000, between
       Fisher Medical Corporation and Stephen Fisher, Sr.

       10(49)    Non-Disclosure and Non-Competition Agreement  dated
       January  5,  2000,  between Fisher  Medical  Corporation  and
       Stephen Fisher, Sr.


     (b)  Report on Form 8-K.
       1.   Other Events
          Asset    Purchase   Agreement   between   Fisher   Medical
          Corporation, a newly formed wholly owned subsidiary, and Fisher Medical LLC on January 5, 2000.

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/  David L. Koffman                             March 13, 2000
     David L. Koffman, President
     Chief Executive Officer



     /s/ Robert C. Nolt                                March 13, 2000
     Robert C. Nolt
     Chief Financial Officer

                                EXHIBITS

EXHIBIT 10(44)

                    ASSET PURCHASE AGREEMENT


          AGREEMENT made as of January 5th, 2000 between FISHER

MEDICAL, LLC, a limited liability company having its principal place of business at Route 311, Patterson, New York 12563

("Seller") and FISHER MEDICAL CORPORATION, a Nevada corporation having its principal place of business at 3OO Plaza Drive,

Vestal, New York 13850 ("Buyer").


                        R E C I T A L S:


          A.   Seller is a corporation which is engaged in, among

other things, the development,  manufacture and distribution of a product known as a disposable alternating pressure mattress

system and related products ("DAPM").

          B.   The technology behind DAPM is based on technology

developed by Trlby Innovative of Torrington, Connecticut

("Trlby").  Seller is in the process of obtaining patents for said technology.  Copies of the patent applications are attached hereto as Exhibit "A".  Pursuant to the terms of that certain

Product Development and Technology Transfer Agreement dated

November 30, 1999 between Trlby and Seller ("Trlby License"), a copy of which is attached hereto as Exhibit "B".  Trlby has

assigned to Seller the ownership rights to Trlby's technology for a period of twenty years with successive automatic renewals of five years each for the therapeutic support system marketplace.

          C.   Seller is in the process of obtaining the

trademark "Soft Touch" for the line of mattress products and the trademark "BioClean" for the specialized top cover material

(collectively the "Trademarks"), copies of applications for said

Trademarks are attached hereto as Exhibit "C".

          D.   Seller desires to sell and Buyer desires to

purchase all of the assets of Seller used in connection with the

DAPM product line, and to grant Buyer an exclusive license to use the Trlby License  and the Trademarks, which, when transferred and licensed by Seller to Buyer, will enable Buyer to conduct the

DAPM business and manufacture and sell the DAPM product line presently conducted and sold by Seller.

          NOW, THEREFORE, in consideration of the mutual

covenants contained in this Agreement and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1.   Purchase, Sale and Description of Assets.  As of the

closing date hereof, Seller will sell, transfer and deliver to

Buyer, and Buyer will purchase and take delivery from Seller,

free and clear of all liens, security interests, liabilities,

claims, obligations and encumbrances of any kind, the assets set forth below ("Assets"):

               (a)       All computer software, computer

programs, computer disks, source codes and directions related to the start-up, maintenance, repair and continuous operation of the manufacturing process for the DAPM product line, if any.

               (b)  All procurement specifications, shop

drawings, mechanical drawings, engineering reports, production schedules, and all other books, records, research files, research notes and inventory notes relating to the DAPM product line.

               (c)  All equipment used in the manufacture and

testing of the DAPM product line and all demonstration units,

exhibition backdrops sale literature and other promotional

materials.

               (d)  All customer lists and supplier lists,

including present and former customers and suppliers and their telephone numbers and mailing addresses, contact persons and business files used in or relating to the DAPM product line.

               (e)  All contracts or agreements related or

necessary to conduct the manufacture of the DAPM product line including warranties and guaranties from suppliers, vendors,

manufacturers and subcontractors.

               (f)  All inventory, finished goods and raw

materials owned by Seller on the closing date.

               (g)      Exclusive license and use trademarks.

               (h)      Any and all other assets of Seller used

or required in the operation of the DAPM business, as listed on

Exhibit "D".

          2.   Technology License.  As of the closing date Seller

will execute and deliver to Buyer an exclusive  irrevocable

technology license in the form attached hereto as Exhibit "E"

("Technology License").

          3.   Purchase Price.  The total purchase price for all

of the above is $215,000.00  payable in cash or by check at

closing.

          4. Representations and Warranties of Seller. As an inducement to Buyer's entering into this Agreement and its consummation of all of the transactions and other matters herein contemplated, Seller represents, warrants and agrees to and with

Buyer as follows:

               (a)  Seller is a limited liability company duly

formed, validly existing and in good standing and has all

requisite power to carry on its business as now conducted, and is entitled to own the Assets and to carry on its business at and in the places where the business of Seller is conducted.  The Seller has all requisite power and all authority and approval required to execute and deliver this Agreement and to perform fully the

Seller's obligations hereunder.  Seller shall provide a copy of a resolution authorizing the sale to Buyer at closing.

               (b)  Seller has filed or will file with the

appropriate federal, state and local governmental agencies all tax returns (including, without limitations, income tax,

franchise tax, excise tax and sales tax returns) required by such agencies to be filed by it, and has paid or will pay all taxes,

interest and penalties, if any, shown to be due by such returns.

Seller has no knowledge of any tax deficiencies or liens

whatsoever which might be or have been asserted against Seller which would impair Seller's ability to convey the Assets to the

Buyer.  Seller shall be responsible for any current or future taxes or tax liability related to its performance of ongoing contracts or work in progress, if any.

               (c)  There is no investigation, action, proceeding

or litigation pending against Seller relating to the Assets or against the Assets or the pertaining to the items set forth in the Technology License before any court by any person(s) or

public or private entities, or before or by any government

department, commission, board, agency or instrumentality, nor does Seller know, or have reasonable grounds to know, of any threatened investigation, action, proceeding or any basis

therefor.

               (d)  There are no outstanding judgments, orders,

injunctions, settlements or decrees, whether legal or

administrative or in arbitration or other form of dispute

resolution, against Seller and Seller is not in default of any judgment, order, injunction, settlement or decree.

               (e)  There are no private claims for damages or

injuries by any person(s), supplier, inventor, patent holder,

copyright holder or others, against the Seller relating to the

Assets, nor does Seller know or have reasonable grounds to

believe such claim might be asserted.

               (f)  The execution, delivery and consummation of

this Agreement does not conflict with or result in a breach of the terms and conditions of any material indenture, contract or agreement to which Seller or the Assets may be subject, or of the

Operating Agreement of Seller or of the Trlby License.

               (g)  Seller has not mortgaged, pledged or

subjected to lien, charge, security interest, set-off, exchange or encumbrance any of the Assets.  Between the date of this

Agreement and the closing date Seller will not do any of the things listed herein without the prior written consent of Buyer.

               (h)  Seller has good and marketable title to all

the Assets.  Upon sale  the Assets will not be subject to any mortgage, pledge, lien, charge, set-off, exchange, claim, royalty or encumbrance of any nature, except as referred to herein.

               (i)  Seller has the absolute, undisputed rights to

the Trlby License;

(ii) there exist no restrictions on the use or transfer of any such item; (iii) there are no interferences, challenges,

proceedings or infringements suits pending or threatened with respect to any such item; and (iv) neither Seller or Trlby has granted a license to any other party with respect to any such item; and (v) the Technology License will not be subject to any other license or any option, defense, pledge, lien, charge, set-

off, exchange, claim, royalty, agreement, restriction or

encumbrance of any nature, except as referred to herein; and (vi)

The term of the Trlby License ends November 30, 2019; and (vii)

there are automatic successive extensions of the Trlby License for a period of five years each; and (viii) the fee for the use of the Trlby License is a 5% royalty on the Net Sales (as defined in Paragraphs 5, 6, and 7 of the Trlby License) of products using the Trlby technology and a monthly fee for consulting services as set forth in Schedule C to the Trlby License.

               (j)  All of the Assets are and as of the closing

date will be located only at Seller's premises, will be

segregated from Seller's other assets, will be fully insured, and will not be removed therefrom without the prior written consent of Buyer.

               (k)  On the closing date all necessary action in

connection with the approval of this Agreement by Seller and the authorization of the transactions contemplated hereby shall have been taken and evidence of same shall be delivered to Buyer.

               (l)  The negotiations between the parties relative

to this Agreement and the transactions contemplated hereby have been carried on by the parties hereto directly with one another in such manner, and without the intervention of any third party, as not to give rise to any valid claim against any of the parties hereto for a brokerage commission, a finder's fee or other like payment.

               (m)  All lists, including customers, vendors,

suppliers and contractors, are complete, accurate and represent a full disclosure of such information.

               (n)  No representation or warranty made by Seller

in this Agreement, nor any statement or certificate furnished or to be furnished to Buyer pursuant hereto or in connection with the transactions or other matters contemplated herein, contains or will contain any untrue statement of a material fact, or omit or will omit to state a material fact necessary to make the

statements contained therein not misleading.

               (o)  All statements contained in any certificate

or other instrument delivered by or on behalf of the Seller

pursuant to this Agreement, or in connection with any of the transactions contemplated herein, shall also be deemed

representations and warranties by Seller hereunder.  All

representations, warranties and agreements made by Seller

hereunder, or pursuant hereto, shall be enforceable against the Seller by the

Buyer and its assigns and shall not be discharged or dissolved upon, but shall expressly survive the closing.

          5.   Buyer's Representations and Warranties.  As an

inducement to Seller to enter into this Agreement and to

consummate all of the transactions and other matters herein

contemplated, Buyer represents, warrants and agrees to and with

Seller as follows:

               (a)  Buyer is a corporation duly organized and

validly existing under the laws of Nevada.

               (b)  Buyer has full right, power and authority to

enter into all of the arrangements contemplated hereunder and to purchase from Seller the Assets and enter into the Technology

License and will not, by the consummation of these transactions and other matters herein contemplated, be in violation or breach of any agreement, understanding or arrangement which it is a party.

               (c)  No representation or warranty made by Buyer

in this Agreement, nor any statement or certificate furnished or to be furnished to Seller pursuant hereto or in connection with the transactions or other matters contemplated herein, contains or will contain any untrue statement of a material fact, or omit or will omit to state a material fact necessary to make the

statements contained therein not misleading.

               (d)  The negotiations relative to this Agreement

and the transactions contemplated hereby have been carried on by the parties hereto directly with one another in such

manner, without the intervention of any third party, as not to give rise to any valid claim against any of the parties hereto for a brokerage commission, a finder's fee or other like payment.

               (e)  All statements contained in any certificate

or other instrument delivered by or on behalf of Buyer pursuant to this Agreement, or in connection with any of the transactions contemplated herein, shall be deemed representations and

warranties by Buyer hereunder.  All representations, warranties and agreements made by Buyer hereunder, or pursuant hereto, shall be enforceable by Seller against Buyer, shall not be discharged or dissolved upon, but shall expressly survive the closing.

          6.   Conditions Precedent to Seller's Obligations.  All

obligations of the Seller under this Agreement are expressly subject to and contingent upon the fulfillment, prior to or at the closing, of each of the following conditions precedent, any one or more of which Seller may waive in writing for the express purpose of closing:

               (a)  Buyer's representations, warranties and

agreements shall be true at the time of closing as though such representations, warranties and agreements were made at such time.

               (b)  Buyer shall have performed and complied with

all agreements, undertakings and conditions required of it under this Agreement to be performed or complied with prior to or at the closing.

               (c)  Buyer shall cause to be canceled and

delivered to  Seller at closing the promissory notes more fully described in Exhibit "F" attached hereto ("Notes").

               (d)  At the closing, simultaneously with the

closing of the transactions contemplated hereunder, all of the documents to be executed as provided hereunder, shall have been executed and delivered.

               (e)  Buyer shall have tendered the purchase price

to be paid hereunder.

               (f)  Buyer shall have entered into employment

agreements with both (i) Stephen M. Fisher, Sr. and (ii) Stephen

M. Fisher, Jr., in substantially the form attached hereto as

Exhibit "G"  (collectively the "Employment Agreement").

          7. Conditions Precedent to Buyer's Obligations. All obligations of the Buyer under this Agreement are expressly subject to and contingent upon the fulfillment, prior to or at the closing, of each of the following conditions precedent, any one or more of which Buyer may waive in writing for the express purpose of closing:

               (a)  Seller's representations, warranties and

agreements shall be true at the time of closing as though such representations, warranties and agreements were made at such time.

               (b)  Seller shall have performed and complied with

all agreements, undertakings and conditions required of it under this Agreement to be performed or complied with prior to or at the closing.

               (c)  Seller shall pay all amounts due and owing

under the Note.

               (d)  At closing, simultaneously with the closing

of the transactions contemplated hereunder, all of the documents to be executed as provided hereunder, shall have been executed and delivered.

               (e)  Execution of the Employment Agreement.

               (f)  Execution of a confidentiality and non-

compete agreement by (i) Stephen Fisher, Sr. and (ii) Stephen

Fisher, Jr., in substantially the form attached hereto as Exhibit

"H" ("Confidentiality Agreement").

               (g)        Consent of Trlby if required.

          8.   Risk of Loss.  Seller assumes all risk of

destruction, loss or damage to the Assets due to fire, storm,

flood, theft or other casualty, up to the time of closing. If any such material destruction, loss or damage to the Assets occurs and Seller cannot to Buyer's satisfaction (with the prompt exercise of due diligence) repair and satisfactorily restore or replace the same prior to the closing, Buyer shall have the right to terminate this Agreement, with no further obligation or

liability to the Seller.

          9.   Due Diligence.  Upon execution of  this Agreement,

Seller shall deliver to Buyer copies of the following documents:

(i) any documents or correspondence related to the Trlby License;

(ii) all documentation related to the Trademarks; (iii) all

documentation related to the patents referenced in Recital B above;  and (iv) any other documents reasonably requested by

Buyer.

          10.  Closing Date.  The closing date hereunder and the

transfer of ownership of the Assets and the granting of the

Technology License shall take place upon the execution of this

Agreement.  At closing the parties will duly execute and deliver all checks, instruments, assignments, documents, records,

certificates or other papers reasonably required to carry out the terms, provisions and intention of this Agreement. Possession and custody of the Assets will be delivered to Buyer at the closing.

At the closing Seller will execute and deliver to Buyer a bill

(or bills) of sale for all of the Assets.  Such bill(s) of sale will contain customary warranties and affidavits of title, and will be subject to no exclusions, exceptions or provisions.

          11.  Compliance with Bulk Sales Law.  Seller shall

fully comply with any applicable Bulk Sales Law, or applicable provisions of the Uniform Commercial Code, to the extent it is applicable to the transactions contemplated by this Agreement, and Seller agrees to indemnify and hold harmless Buyer from and against any loss, cost, damage, liability or expense (including reasonable attorneys' fees and expenses) at any time resulting from any lien or right that any creditor or claimant may have or may establish based on failure to comply with any applicable Bulk

Sales Law or applicable provisions of the Uniform Commercial Code in connection with the transactions contemplated by this

Agreement.  Buyer shall immediately notify in writing Seller of any such lien or right, and Seller shall have the right to

participate, at Seller's expense, in any litigation or settlement proceedings with respect to any such lien or right.

          12.  Indemnification by Seller.  To the fullest extent

permitted by law, the Seller shall be solely responsible for and hereby agrees to defend and indemnify and hold Buyer, its agents,

employees, successors and assigns free and harmless from any and all liabilities, obligations, settlements, losses, taxes, claims,

damages, penalties, payments, actions, lawsuits, judgments,

costs, expenses or disbursements of any kind or nature whatsoever

(including reasonable attorneys' fees), which may be imposed on,

incurred by or asserted against Buyer, its agents, employees,

successors or assigns relating to or arising out of or resulting from any breach or infringement of any patents, trademarks, trade names, or service marks, or any applications pending therefor,

any breach or infringement of copyrights or other intellectual property rights transferred by the Seller to the Buyer under this

Agreement.  To the fullest extent permitted by law, the Seller shall be solely responsible for and hereby agrees to defend,

indemnify and hold Buyer, its agents, employees, successors and assigns free and harmless from any and all liabilities, obligations, settlements, losses, taxes, claims, damages,

penalties, payments, actions, lawsuits, judgments, costs,

expenses or disbursements of any kind or nature whatsoever

(including reasonable attorneys' fees) which may be imposed on,

incurred by or asserted against Buyer, its agents, employees,

successors or assigns relating to or arising out of or resulting from the transfer and delivery of the Assets arising from any action, inaction or occurrence prior to the date of closing.

          13.  Headings.  The headings or captions preceding the

text of each numbered section of this Agreement are inserted as a matter of convenience in reference only and are not in any manner to be employed or taken into account in the construction or

enforcement of this Agreement.

          14.  Expenses.  Each party hereto will bear the

expenses incurred by it under or in connection with this

Agreement.

          15   Entire Understanding.  This Agreement, the

documents to be executed hereunder, and the schedules attached hereto constitute the entire agreement between the parties hereto pertaining to the subject matter hereof and supersede all prior agreements, understandings, negotiations and discussions, whether oral or written, of the parties pertaining to the subject matter hereof.

          16.  Benefit.  This Agreement shall be binding upon and

inure to the benefit of the parties hereto and their respective successors and assigns.

          17.  Counterparts.  This Agreement may be executed in

any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          18.  Governing Law and Severability.  The validity,

interpretation and performance of this Agreement will be

controlled by and construed under the laws of the State of New

York without reference to its conflict of laws provisions.  If any provision of this Agreement is held invalid or unenforceable for any reason, the parties agree that such invalidity will not affect the validity of the remaining provisions of this Agreement,

and further agree to substitute for the invalid provision a valid provision which most closely approximates the intent and economic effect of the invalid provision.

          19.  Non-Waiver.  The failure of either party at any

time to require performance of the other party of any provision of this Agreement shall not affect in any way the full right to require such performance at any time thereafter nor will the waiver by either party of a breach of any provision of this

Agreement be taken or held to be a waiver of the provision

itself.

          20.  Notices.  Any notice, request, demand or other

communication required or permitted under this Agreement will be deemed to be properly given and effective if given in writing:

               (a) Upon delivery, if given in person with a signed receipt; or

               (b)  By telegram, telex or fax provided
confirmation thereof is sent to the party being notified within three (3) days of same; or

               (c)  If given by registered or certified mail,

postage prepaid, return receipt requested, or overnight carrier,

on the date of delivery specified in the receipt therefor, all such notices will be addressed to the party at its address set forth above or to such other address as the parties may from time to time designate in writing.



          IN WITNESS WHEREOF, Seller and Buyer have caused this

Agreement to be executed by their respective officers.



                              SELLER:

                              FISHER MEDICAL LLC


                              By: /s/ Stephen Fisher

                              Name/Title: Managing Member


                              BUYER:

                              FISHER MEDICAL CORPORATION


                              By: /s/ David L. Koffman

                              Name/Title: Vice President

                          EXHIBIT "A"

                (Copies of patent applications)



          To be delivered after Closing.

                          EXHIBIT "B"

                    (Copy of Trlby License)

                          EXHIBIT "C"


               (Copies of Trademark applications)

                          EXHIBIT "D"

                        (List of Assets)

                           EXHIBIT "E"

                        (Form of License)

                           EXHIBIT "F"

                         (List of Notes)



     DATE OF NOTE                       AMOUNT

     March 10, 1999                    $25,000

     June 29, 1999                     $35,000

     August 26, 1999                   $25,000

     September 14, 1999                $15,000

     October 4, 1999                   $25,000

     November 3, 1999                  $15,000

     November 18, 1999                 $10,000

     December 9, 1999                  $50,000

     (Interest has accrued on the Notes in the amount of $15,000.00)

                           EXHIBIT "G"

                 (Form of Employment Agreement)

                           EXHIBIT "H"

     (Form of Confidentiality and Non-Disclosure Agreement)

EXHIBIT 10(45)

                       TECHNOLOGY LICENSE



     This Technology License ("License") is made this 5th day of

January, 2000 between FISHER MEDICAL LLC, a Limited Liability

Company having its principal place of business at  1283 Route

311, Patterson, New York 12563 ("Licensor") and FISHER MEDICAL

CORPORATION, a Nevada corporation having its principal place of business at 300 Plaza Drive, Vestal, New York 13850 ("Licensee").


                        R E C I T A L S:


     Licensor and Licensee are parties to that certain Asset

Purchase Agreement dated of even date herewith ("Agreement").

     Pursuant to the terms of the Agreement, Licensor has agreed to convey to Licensee all of the assets of Licensor used in

connection with the development, manufacture and distribution of a product know as disposable alternating pressure mattress system

("DAPM").

     The technology behind DAPM is based on technology developed by Trlby Innovative of Torrington Connecticut ("Trlby").

     Trlby has assigned Licensor all rights, title and interest in and to the Trlby's technology for use in the therapeutic

support system marketplace under a 20 year agreement with

automatic five year extensions, a copy of which is attached

hereto as Exhibit "A" ("Trlby License).

     Licensor is in the process of obtaining a patent on the

technology (collectively "Patent") and the trademark "SoftTouch"

for the line of mattress products and "BioClean" for the

specialized top cover material ("Trademarks").

     Licensor desires to grant and Licensee desires to acquire

the exclusive right to use the Trlby License, the Patent and the

Trademarks and any and all other trademarks, patents or

technology associated with the DAPM.

          NOW, THEREFORE, in consideration of the mutual

covenants contained in this Agreement and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1.   Exclusive License.  The Licensor hereby irrevocably

grants to the Licensee the exclusive right and license, in the

United States of America and its territories and in any and all international markets, to manufacture, have manufactured, use,

sell and have sold products containing the improvements covered by the aforesaid: (a) Trlby License, (b) Patent and  (c)

Trademarks.

     2.   Term.  The term of this License Agreement shall be five

(5) years ("Initial Term") with an option by Licensee to extend the term for an additional five (5) year period ("Option Term").

Licensee shall exercise its option to extend in writing to

Licensor  30 days prior to the expiration of the Initial Term. In addition, Licensee shall have the right to exercise or cause

Licensor to exercise any extension rights under the Trlby

License.

     3.   Payments to Licensor.  Licensee agrees to pay the

following sums:

(a) Licensee shall pay to Licensor on a quarterly basis a royalty fee equal to five percent (5%) of the Gross Income received for the prior quarter with respect to the sale rental of DAPM

("Licensor Royalty"); and (b) Licensee shall pay directly to

Trlby royalties as set forth in Paragraphs 5, 6 and 7 of the

Trlby License ("Trlby Royalty") (the Licensor Royalty and Trlby

Royalty may be collectively referred to herein as "Royalties");

and (c) Licensee shall pay directly to Trlby the fee for

consulting services in accordance with Schedule C of the Trlby

License ("Consulting Fee"); and (d) Licensee shall pay to

Licensor a fee ("Fee") payable as follows: (i) an amount equal to twenty percent (20%) of the Accumulated Net Earnings of Licensee payable to Licensor upon the exercise by Licensee to extend this

License and commencement of the Option Term or (ii) in the event that the assets of Licensee are sold to a third party and this

Technology License is sold to said party as part of the

transaction, then Licensor shall be paid a fee equal to twenty percent of the Net Sale Price in the transaction.

          4.   Fees and Defaults.  Licensor warrants and

represents that all fees and other charges due for the Trlby

License and Trademarks have been paid in full as of the date hereof.  At Licensee's request, Licensor shall obtain an estoppel certificate from Trlby in form reasonably acceptable to Licensee.

Licensor shall promptly notify Licensee in writing of any and all fees or other charges due for the Trlby License or the Trademarks and provide Licensee with original invoices or similar

documentation before the same shall be due and payable.  Licensee shall have the option and right to pay such fees and expenses as may be necessary to keep the Trlby License and Trademarks in full force and effect during the term hereof.  In addition Licensor shall provide Licensee with copies of all notices of default and

Licensee shall have the option, in its sole and absolute

discretion to cure such defaults.

          5.   Definitions.  The following defined terms

contained herein shall have the meanings as set forth below:

          Gross Income shall mean payments received for sale or

rental to customers (excluding any shipping and insurance

charges, sales or transaction taxes, or third party handling charges) less any credits, returns, price reductions, trade

discounts, sales commissions, rebates or returned checks.

          Accumulated Net Earnings shall mean the net income of

Licensee after taxes calculated on a GAP basis less interest payments of the Fee payment, Consulting Fee, Royalties and

administrative fees.

          Net Sale Price shall mean the sale price in a sale as

defined in paragraph (3)(c)(ii) above less closing costs,

attorneys' fees, outstanding debt and payment of the Fee).

          6.   Indemnity.  The Licensor shall indemnify the

Licensee against all damages, costs and expenses, including but not limited to reasonable attorneys' fees,  as a result of the infringement by Licensee of any Patents by the manufacture or sale of DAPM products containing the patented improvements

covered by this License Agreement.  This indemnity shall survive the expiration or earlier termination of this License Agreement.

          7.   Notices.  Any notice, request, demand or other

communication required or permitted under this Agreement will be deemed to be properly given and effective if given in writing:

               (a)  Upon delivery, if given in person with a

signed receipt; or

               (b)  By telegram, telex or fax provided

confirmation thereof is sent to the party being notified within three (3) days of same; or

               (c)  If given by registered or certified mail,

postage prepaid, return receipt requested, or overnight carrier,

on the date of delivery specified in the receipt therefor, all such notices will be addressed to the party at its address set forth above or to such other address as the parties may from time to time designate in writing.

          8. Headings. The headings or captions preceding the text of each numbered section of this Agreement are inserted as a matter of convenience in reference only and are not in any manner to be employed or taken into account in the construction or

enforcement of this Agreement.

          9.   Expenses.  Each party hereto will bear the

expenses incurred by it under or in connection with this

Agreement.

          10.  Entire Understanding.  This Agreement constitutes

the entire agreement between the parties hereto pertaining to the subject matter hereof and supersedes all prior agreements,

understandings, negotiations and discussions, whether oral or written, of the parties pertaining to the subject matter hereof.

          11.  Benefit.  This Agreement shall be binding upon and

inure to the benefit of the parties hereto and their respective successors and assigns.

          12.  Counterparts.  This Agreement may be executed in

any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          13.  Governing Law and Severability.  The validity,

interpretation and performance of this Agreement will be

controlled by and construed under the laws of the State of New

York without reference to its conflict of laws provisions.  If any provision of this Agreement is held invalid or unenforceable for any reason, the parties agree that such invalidity will not affect the validity of the remaining provisions of this

Agreement, and further agree to substitute for the invalid

provision a valid provision which most closely approximates the intent and economic effect of the invalid provision.

          14. Non-Waiver. The failure of either party at any time to require performance of the other party of any provision of this Agreement shall not affect in any way the full right to require such performance at any time thereafter nor will the waiver by either party of a breach of any provision of this

Agreement be taken or held to be a waiver of the provision

itself.

          IN WITNESS WHEREOF, the parties have executed this

Technology License.



                              LICENSOR:

                              FISHER MEDICAL LLC



                         By:  /s/ Stephen Fisher

                         Name/Title: Managing Member


                              LICENSEE:

                              FISHER MEDICAL CORPORATION


                         By:  /s/ David L. Koffman

                         Name/Title: Vice President

EXHIBIT 10(46)

                      EMPLOYMENT AGREEMENT


     This EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of January 5, 2000 between FISHER MEDICAL CORPORATION, a
Nevada corporation (the "Company"), and Stephen M. Fisher,
Jr.(the "Employee");

     1. Employment. The Employee shall be employed by the Company in a capacity to be determine by the Company. Employee shall be responsible for oversight of all operations and the development of short term and long term business plans, in addition to such other duties and responsibilities as the Board of Directors of the Company (the "Board") shall designate as are not inconsistent with the Employee's position with the Company.

     2. Term. This Agreement shall be for the period commencing on the date hereof (the "Effective Date") and ending five years from the Effective Date; subject to an automatic extension of five additional years if that certain Technology License between Fisher Medical LLC and the Company is extended for an additional five year term.

     3. Salary. The Company agrees to pay the Employee during the term of this Agreement an annual base salary at the rate of $60,000 per year, payable in conformance with the Company's standard payroll practices. Participation in bonus, retirement, and other employee benefit plans and in fringe benefits shall not reduce the base salary payable to the Employee under this Section 3.

     4. Bonuses. At the end of each fiscal year of the Company, Employee shall receive an annual bonus, which shall be paid in an amount to be established by the Company based upon the year end performance of the Company.

     5. Participation in Retirement and Employee Benefit Plans. The Employee shall be entitled to participate in any plan of the Company relating to stock options, stock purchases, pension, thrift, profit sharing, life insurance, medical coverage, education or other retirement or employee benefits that the Company may adopt or maintain from time to time for the benefit of its executive employees. In addition, the Employee shall be entitled to participate in any other fringe benefits that become applicable to the Company's executive employees. Nothing in this Agreement shall limit the Company's ability to adopt, terminate or amend any such benefits at any time; provided however, the aggregate amount of benefits provided to the Employee shall not be decreased from the amount being provided on the date hereof.

     6. Expenses. Employee shall be entitled to reimbursement for all reasonable and necessary business expenses he incurs in connection with fulfilling his duties hereunder, subject to Employee providing Company with written documentation of such expenses.

     7. Termination. The Employee's employment may be terminated under the following circumstances:

     (a) Death. The Employee's employment hereunder shall terminate upon his death.

     (b) Disability. The Employee's employment hereunder may be terminated by the Company if, as a result of physical or mental illness or incapacity, the Employee is unable to or fails to perform the essential functions of his position (despite reasonable accommodation from the Company) (i) for a period of 3 consecutive months, (ii) for a period of 6 months in any 12 month period, or
          (iii) at such earlier time as the Employee submits satisfactory medical evidence that he has a physical or mental illness or incapacity that will likely prevent him from returning to the performance of his work duties for 6 months or longer. All time periods contained in this Section shall be in addition to any state or federally required leaves of absence for serious medical conditions. Termination by the Company of the Employee's employment for "Disability" shall mean termination pursuant to this Section.

     (c) Cause. The Company may terminate Employee's employment for Cause. For purposes of this Agreement, "Cause" shall mean (1) a willful or grossly negligent failure by the Employee to substantially perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness or incapacity as determined by the Board); (2) Employee's habitual drunkenness or the commission of a felony; (3) the commission of any material act of dishonesty against the Company; or (4) the willful engaging by the Employee in conduct that is materially injurious to the Company.

     (d) Date of Termination, Etc.. "Date of Termination" shall mean (1) if the Employee's employment is terminated by his death, the date of his death; (2) if the Employee's employment is terminated by the Company for Disability, thirty (30) days after Notice of Termination is given;
          (3) if the Employee's employment is terminated by the Company for Cause, the date specified in the Notice of Termination (which shall not be less than 10 days from the date such Notice of Termination is given), and (4) if the Employee's employment is terminated for any other reason, the date specified in the Notice of Termination.

     8.   Termination by Employee.

          If Employee voluntarily elects to terminate this Agreement for any reason, he shall give the Company at least sixty (60) days= prior written notice of his decision to terminate. At the end of such sixty (60) days, all rights, duties and obligation of both parties under the Agreement shall cease.

     9.   Compensation Upon Disability, Termination.  The
Employee shall be entitled to the following benefits during a Disability Period (as defined below), or upon termination of his employment, as the case may be, provided that such period of termination occurs during the term of this Agreement:

     (a) During the period that the Employee is unable to or fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness or incapacity as determined by the Board (a "Disability Period"), he shall continue to receive his base salary at the rate in effect at the commencement of any such period, together with all compensation payable to him under the Company's disability plan or program or other similar plan during such period, until his employment is terminated.

     (b) If the Employee's employment is terminated by the Company for Cause the Company shall pay him his full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which he is entitled under any compensation plan of the Company, and the Company shall have no further obligations to him under this Agreement.

     10.  No Assignments.

     (a) This Agreement is personal to each of the parties hereto. No party may assign or delegate any rights or obligations hereunder without first obtaining the written consent of the other party hereto.

     (b) If the Employee should die, payments due to the Employee at the time of his death hereunder shall be paid in accordance with the terms of this Agreement to his devisee, legatee or other designee or, if there is no such designee, to his estate, unless otherwise provided herein. There shall be no death benefits hereunder.

     11. Notice. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified or registered mail, return receipt requested, postage prepaid, to the appropriate address set forth on the signature page hereto.

     12.  Noncompetition.  The Employee agrees to execute a Non-
Disclosure and Non-Competition Agreement in form reasonably acceptable to Company.

     13. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Employee and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party that are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of New York without regard to its conflicts of law principles.

                              EMPLOYER:

                              FISHER MEDICAL CORPORATION



                              By: /s/ David L. Koffman

                              Name/Title: Vice President



                              EMPLOYEE:

                              /s/ Stephen M. Fisher, Jr.

EXHIBIT 10(47)

               NON-DISCLOSURE AND NON-COMPETITION
                           AGREEMENT


1. Background. Fisher Medical Corporation ("Company") has acquired the assets of Fisher Medical, LLC ("LLC"). The undersigned employee ("Employee") was a principal of the LLC and is now an employee of the Company. Company is a Nevada corporation which is engaged in, among other things, the development, manufacture and distribution of a product known as a disposable alternating pressure mattress system and related products ("DAPM"). The Company agrees to employ the Employee expressly subject to and conditioned upon the terms and conditions set forth in this Agreement, and said terms and conditions are a material condition of Employee's employment.

2. Disclosure of Confidential Information. The Employee acknowledges that, upon execution of this Agreement and by reason of his involvement with or employment by Fisher Medical LLC or the Company, the Employee may have or will have knowledge of trade secrets, confidential and proprietary information of the Company ("Confidential Information").

3. Covenants, Agreements, Representations and Warranties of the Employee. In consideration of Employee's employment with the Company, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Employee covenants, agrees, represents and warrants as follows:

          1. All of the Confidential Information is a valuable asset of the Company and is, will be, and shall at all times remain, the sole and exclusive property of the Company.

          2. The Employee shall, at all times, hold the Confidential Information as secret.

          3. The Employee shall neither directly nor indirectly cause or permit the exploitation, copying or summarizing of any of the Confidential Information, except in the performance of Employee's duties for the Company or as otherwise directed by the Company.

          4. The Employee understands that the Company intends to sell and distribute its products at various points throughout the United States and abroad, and that the Employee must maintain and preserve all of the Confidential Information and knowledge thereof as unavailable to the Company's competitors, the industry and the general public in order to protect the Company's business, competitive position and good will.

          5. The Company derives its competitive advantage in the market place by maintaining the Confidential Information and knowledge thereof as secret and unavailable to the Company's competitors and the public.

          6. Upon termination of the Employee's employment with the Company, with or without cause, the Employee shall immediately deliver or cause to be delivered to the Company all of the Confidential Information in the Employee's possession or control including, without limitation, originals and copies of books, catalogs, sales brochures, customer lists, prospect lists, price lists, employee manuals, operations manuals and other documents reflecting or referencing the Confidential Information, as well as all other materials furnished to or acquired by the Employee as a result of or during the course of the Employee's employmentby or association with the Company or by Fisher Medical, LLC.

          7. For the greater of a period of one year after termination of the Employee's employment with the Company, with or without cause, or so long as the Licence is in full force and effect, the Employee shall not directly or indirectly (i) interfere with the relationship of the Company and any of its customers, employees, agents, representatives or suppliers and (ii) directly or indirectly, individually or in combination or association with any other person or entity, divulge or disclose to any third party any of the Confidential Information without, in each instance, the prior written consent of the Company.

          8. For the greater of a period of one year after the termination of the Employee's employment with the Company, with or without cause, or as long as the License is in full force and effect, the Employee shall not directly or indirectly own, manage, operate, be employed by, participate or be connected in any manner with the ownership, management or control of, any business similar to the type of business in which the Company is engaged as of the date of such termination, within any of the geographic locations in which the Company is operating or proposes to operate.

          9. The restrictions and limitations contained in this paragraph 3 are reasonable in scope and duration and are necessary to protect the Company's proprietary interest in its Confidential Information and to preserve for the Company, the competitive advantage derived from maintaining that Confidential Information as secret.

          10. In the event that any of the restrictions and limitations contained in this paragraph 3 are deemed to exceed the time or geographic limitations permitted by applicable law, then such provisions shall be reformed to the maximum time and geographic limits permitted by applicable law.

          11. The Employee shall deal with the Confidential Information strictly in accordance with the terms of this Agreement.

          12. The Employee's representations and warranties set forth herein shall be revived continuously throughout the Employee's employment by the Company.

          13. The Company is materially relying upon each of the Employee's covenants, agreements, representations and warranties in employing Employee.

4. Remedies. The Employee acknowledges and agrees that it is impossible to measure in money, the damages which will accrue to the Company if the Employee shall breach or be in default of any of the Employee's covenants, agreements, representations or warranties set forth in this Agreement. Accordingly, if any action or proceeding is instituted by or on behalf of the Company to enforce any term of this Agreement, the Employee hereby waives any claim or defense thereto that Company has an adequate remedy at law or that the Company has not been, or is not being, irreparably injured thereby. The rights and remedies of the Company pursuant to this paragraph 4 are cumulative, in addition to, and shall not be deemed to exclude any other right or remedy which the Company may have pursuant to this Agreement or otherwise at law or in equity.

5. Attorneys' Fees. If the Employee breaches or defaults in the performance of the covenants, agreements, representations or warranties described in this Agreement, then in addition to any and all rights and remedies which the Company may have against the Employee, the Employee will also be liable to pay the Company its court costs and reasonable attorneys' fees incurred in enforcing the covenants, agreements, representations and warranties hereunder.

6. Construction. This Agreement shall be construed and enforced pursuant to the laws of the State of New York.

          A. If any provision or clause of this Agreement is held to be invalid by a court of competent jurisdiction, then such provision or clause shall be severed here from without affecting any other portion of the Agreement, the balance of which shall remain in full force and effect; provided, however, that if such provision or clause may be modified so as to be valid as a matter of law, then the provision or clause shall be deemed to be modified so as to be enforceable to the maximum extent permitted by law.

          B. The headings and titles of the paragraphs of this Agreement are for convenience purposes only, and are not intended to define, limit or construe the contents of the various paragraphs.

          C. This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof and supersedes all prior agreements of the parties, whether oral or written.

          D. No provision of this Agreement may be modified except by a written instrument duly signed and acknowledged by each of the parties hereto.



Dated: January 5, 2000               FISHER MEDICAL CORPORATION


                                   By: /s/ David L. Koffman

                                   Name/Title: Vice President


                                   EMPLOYEE


                                    By: /s/ Stephen M. Fisher, Jr.

EXHIBIT 10(48)

                      EMPLOYMENT AGREEMENT


     This EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of January 5, 2000 between FISHER MEDICAL CORPORATION, a
Nevada corporation (the "Company"), and Stephen M. Fisher,
Sr.(the "Employee");

     1. Employment. The Employee shall be employed by the Company in a capacity to be determine by the Company. Employee shall be responsible for oversight of all operations and the development of short term and long term business plans, in addition to such other duties and responsibilities as the Board of Directors of the Company (the "Board") shall designate as are not inconsistent with the Employee's position with the Company.

     2. Term. This Agreement shall be for the period commencing on the date hereof (the "Effective Date") and ending five years from the Effective Date; subject to an automatic extension of five additional years if that certain Technology License between Fisher Medical LLC and the Company is extended for an additional five year term.

     3. Salary. The Company agrees to pay the Employee during the term of this Agreement an annual base salary at the rate of $120,000 per year, payable in conformance with the Company's standard payroll practices. Participation in bonus, retirement, and other employee benefit plans and in fringe benefits shall not reduce the base salary payable to the Employee under this Section 3.

     4. Bonuses. At the end of each fiscal year of the Company, Employee shall receive an annual bonus, which shall be paid in an amount to be established by the Company based upon the year end performance of the Company.

     5. Participation in Retirement and Employee Benefit Plans. The Employee shall be entitled to participate in any plan of the Company relating to stock options, stock purchases, pension, thrift, profit sharing, life insurance, medical coverage, education or other retirement or employee benefits that the Company may adopt or maintain from time to time for the benefit of its executive employees. In addition, the Employee shall be entitled to participate in any other fringe benefits that become applicable to the Company's executive employees. Nothing in this Agreement shall limit the Company's ability to adopt, terminate or amend any such benefits at any time; provided however, the aggregate amount of benefits provided to the Employee shall not be decreased from the amount being provided on the date hereof.

     6. Expenses. Employee shall be entitled to reimbursement for all reasonable and necessary business expenses he incurs in connection with fulfilling his duties hereunder, subject to Employee providing Company with written documentation of such expenses.

     7. Termination. The Employee's employment may be terminated under the following circumstances:

     (a) Death. The Employee's employment hereunder shall terminate upon his death.

     (b) Disability. The Employee's employment hereunder may be terminated by the Company if, as a result of physical or mental illness or incapacity, the Employee is unable to or fails to perform the essential functions of his position (despite reasonable accommodation from the Company) (i) for a period of 3 consecutive months, (ii) for a period of 6 months in any 12 month period, or
          (iii) at such earlier time as the Employee submits satisfactory medical evidence that he has a physical or mental illness or incapacity that will likely prevent him from returning to the performance of his work duties for 6 months or longer. All time periods contained in this Section shall be in addition to any state or federally required leaves of absence for serious medical conditions. Termination by the Company of the Employee's employment for "Disability" shall mean termination pursuant to this Section.

     (c) Cause. The Company may terminate Employee's employment for Cause. For purposes of this Agreement, "Cause" shall mean (1) a willful or grossly negligent failure by the Employee to substantially perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness or incapacity as determined by the Board); (2) Employee's habitual drunkenness or the commission of a felony; (3) the commission of any material act of dishonesty against the Company; or (4) the willful engaging by the Employee in conduct that is materially injurious to the Company.

     (d) Date of Termination, Etc.. "Date of Termination" shall mean (1) if the Employee's employment is terminated by his death, the date of his death; (2) if the Employee's employment is terminated by the Company for Disability, thirty (30) days after Notice of Termination is given;
          (3) if the Employee's employment is terminated by the Company for Cause, the date specified in the Notice of Termination (which shall not be less than 10 days from the date such Notice of Termination is given), and (4) if the Employee's employment is terminated for any other reason, the date specified in the Notice of Termination.

     8.   Termination by Employee.

          If Employee voluntarily elects to terminate this Agreement for any reason, he shall give the Company at least sixty (60) days' prior written notice of his decision to terminate. At the end of such sixty (60) days, all rights, duties and obligation of both parties under the Agreement shall cease.

     9.   Compensation Upon Disability, Termination.  The
Employee shall be entitled to the following benefits during a Disability Period (as defined below), or upon termination of his employment, as the case may be, provided that such period of termination occurs during the term of this Agreement:

     (a) During the period that the Employee is unable to or fails to perform his full-time duties with the Company as a result of incapacity due to physical or mental illness or incapacity as determined by the Board (a "Disability Period"), he shall continue to receive his base salary at the rate in effect at the commencement of any such period, together with all compensation payable to him under the Company's disability plan or program or other similar plan during such period, until his employment is terminated.

     (b) If the Employee's employment is terminated by the Company for Cause the Company shall pay him his full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which he is entitled under any compensation plan of the Company, and the Company shall have no further obligations to him under this Agreement.

     10.  No Assignments.

     (a) This Agreement is personal to each of the parties hereto. No party may assign or delegate any rights or obligations hereunder without first obtaining the written consent of the other party hereto.

     (b) If the Employee should die, payments due to the Employee at the time of his death hereunder shall be paid in accordance with the terms of this Agreement to his devisee, legatee or other designee or, if there is no such designee, to his estate, unless otherwise provided herein. There shall be no death benefits hereunder.

     11. Notice. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified or registered mail, return receipt requested, postage prepaid, to the appropriate address set forth on the signature page hereto.

     12.  Noncompetition.  The Employee agrees to execute a Non-
Disclosure and Non-Competition Agreement in form reasonably acceptable to Company.

     13. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Employee and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party that are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of New York without regard to its conflicts of law principles.

                              EMPLOYER:

                              FISHER MEDICAL CORPORATION



                              By:  /s/ David L. Koffman

                              Name/Title: Vice President



                              EMPLOYEE:

                              /s/ Stephen M. Fisher, Sr.

EXHIBIT 10(49)

               NON-DISCLOSURE AND NON-COMPETITION
                           AGREEMENT


1. Background. Fisher Medical Corporation ("Company") has acquired the assets of Fisher Medical, LLC ("LLC"). The undersigned employee ("Employee") was a principal of the LLC and is now an employee of the Company. Company is a Nevada corporation which is engaged in, among other things, the development, manufacture and distribution of a product known as a disposable alternating pressure mattress system and related products ("DAPM"). The Company agrees to employ the Employee expressly subject to and conditioned upon the terms and conditions set forth in this Agreement, and said terms and conditions are a material condition of Employee's employment.

2. Disclosure of Confidential Information. The Employee acknowledges that, upon execution of this Agreement and by reason of his involvement with or employment by Fisher Medical LLC or the Company, the Employee may have or will have knowledge of trade secrets, confidential and proprietary information of the Company ("Confidential Information").

3. Covenants, Agreements, Representations and Warranties of the Employee. In consideration of Employee's employment with the Company, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Employee covenants, agrees, represents and warrants as follows:

          1. All of the Confidential Information is a valuable asset of the Company and is, will be, and shall at all times remain, the sole and exclusive property of the Company.

          2. The Employee shall, at all times, hold the Confidential Information as secret.

          3. The Employee shall neither directly nor indirectly cause or permit the exploitation, copying or summarizing of any of the Confidential Information, except in the performance of Employee's duties for the Company or as otherwise directed by the Company.

          4. The Employee understands that the Company intends to sell and distribute its products at various points throughout the United States and abroad, and that the Employee must maintain and preserve all of the Confidential Information and knowledge thereof as unavailable to the Company's competitors, the industry and the general public in order to protect the Company's business, competitive position and good will.

          5. The Company derives its competitive advantage in the market place by maintaining the Confidential Information and knowledge thereof as secret and unavailable to the Company's competitors and the public.

          6. Upon termination of the Employee's employment with the Company, with or without cause, the Employee shall immediately deliver or cause to be delivered to the Company all of the Confidential Information in the Employee's possession or control including, without limitation, originals and copies of books, catalogs, sales brochures, customer lists, prospect lists, price lists, employee manuals, operations manuals and other documents reflecting or referencing the Confidential Information, as well as all other materials furnished to or acquired by the Employee as a result of or during the course of the Employee's employment by or association with the Company or by Fisher Medical, LLC.

          7. For the greater of a period of one year after termination of the Employee's employment with the Company, with or without cause, or so long as the Licence is in full force and effect, the Employee shall not directly or indirectly (i) interfere with the relationship of the Company and any of its customers, employees, agents, representatives or suppliers and (ii) directly or indirectly, individually or in combination or association with any other person or entity, divulge or disclose to any third party any of the Confidential Information without, in each instance, the prior written consent of the Company.

          8. For the greater of a period of one year after the termination of the Employee's employment with the Company, with or without cause, or as long as the License is in full force and effect, the Employee shall not directly or indirectly own, manage, operate, be employed by, participate or be connected in any manner with the ownership, management or control of, any business similar to the type of business in which the Company is engaged as of the date of such termination, within any of the geographic locations in which the Company is operating or proposes to operate.

          9. The restrictions and limitations contained in this paragraph 3 are reasonable in scope and duration and are necessary to protect the Company's proprietary interest in its Confidential Information and to preserve for the Company, the competitive advantage derived from maintaining that Confidential Information as secret.

          10. In the event that any of the restrictions and limitations contained in this paragraph 3 are deemed to exceed the time or geographic limitations permitted by applicable law, then such provisions shall be reformed to the maximum time and geographic limits permitted by applicable law.

          11. The Employee shall deal with the Confidential Information strictly in accordance with the terms of this Agreement.

          12. The Employee's representations and warranties set forth herein shall be revived continuously throughout the Employee's employment by the Company.

          13. The Company is materially relying upon each of the Employee's covenants, agreements, representations and warranties in employing Employee.

4. Remedies. The Employee acknowledges and agrees that it is impossible to measure in money, the damages which will accrue to the Company if the Employee shall breach or be in default of any of the Employee's covenants, agreements, representations or warranties set forth in this Agreement. Accordingly, if any action or proceeding is instituted by or on behalf of the Company to enforce any term of this Agreement, the Employee hereby waives any claim or defense thereto that Company has an adequate remedy at law or that the Company has not been, or is not being, irreparably injured thereby. The rights and remedies of the Company pursuant to this paragraph 4 are cumulative, in addition to, and shall not be deemed to exclude any other right or remedy which the Company may have pursuant to this Agreement or otherwise at law or in equity.

5. Attorneys' Fees. If the Employee breaches or defaults in the performance of the covenants, agreements, representations or warranties described in this Agreement, then in addition to any and all rights and remedies which the Company may have against the Employee, the Employee will also be liable to pay the Company its court costs and reasonable attorneys' fees incurred in enforcing the covenants, agreements, representations and warranties hereunder.

6. Construction. This Agreement shall be construed and enforced pursuant to the laws of the State of New York.

          A. If any provision or clause of this Agreement is held to be invalid by a court of competent jurisdiction, then such provision or clause shall be severed here from without affecting any other portion of the Agreement, the balance of which shall remain in full force and effect; provided, however, that if such provision or clause may be modified so as to be valid as a matter of law, then the provision or clause shall be deemed to be modified so as to be enforceable to the maximum extent permitted by law.

          B. The headings and titles of the paragraphs of this Agreement are for convenience purposes only, and are not intended to define, limit or construe the contents of the various paragraphs.

          C. This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof and supersedes all prior agreements of the parties, whether oral or written.

          D. No provision of this Agreement may be modified except by a written instrument duly signed and acknowledged by each of the parties hereto.



Dated: January 5, 2000      FISHER MEDICAL CORPORATION


                                   By:/s/ David L. Koffman

                                   Name/Title: Vice President



                                   EMPLOYEE

                                    By: /s/ Stephen M. Fisher, Sr.

[ARTICLE] 5
[CIK] 0000053260
[NAME] JAYARK CORPORATION
[MULTIPLIER] 1000

[PERIOD-TYPE]                   3-MOS                   9-MOS
[FISCAL-YEAR-END]                          APR-30-2000             APR-30-2000
[PERIOD-START]                             NOV-01-1999             MAY-01-1999
[PERIOD-END]                               JAN-31-2000             JAN-31-2000
[CASH]                                             669                     669
[SECURITIES]                                         0                       0
[RECEIVABLES]                                    1,277                   1,277
[ALLOWANCES]                                      (78)                    (78)
[INVENTORY]                                        353                     353
[CURRENT-ASSETS]                                 2,320                   2,320
[PP&E]                                             689                     689
[DEPRECIATION]                                   (346)                   (346)
[TOTAL-ASSETS]                                   2,987                   2,987
[CURRENT-LIABILITIES]                            1,991                   1,991
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                            28                      28
[OTHER-SE]                                       (360)                   (360)
[TOTAL-LIABILITY-AND-EQUITY]                     2,987                   2,987
[SALES]                                          2,824                   9,912
[TOTAL-REVENUES]                                 2,824                   9,912
[CGS]                                            2,307                   8,202
[TOTAL-COSTS]                                    2,307                   8,202
[OTHER-EXPENSES]                                   452                   1,274
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                  28                      83
[INCOME-PRETAX]                                     37                     353
[INCOME-TAX]                                         0                       0
[INCOME-CONTINUING]                                 37                     353
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                        37                     353
[EPS-BASIC]                                        .00                     .01
[EPS-DILUTED]                                      .00                     .01