Form 10-K
period 2000-04-30
JAYARK CORP
filed 2000-07-25
CIK 53260

                             UNITED STATES
                  Securities and Exchange Commission
                         Washington, DC 20549

                               FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended April 30, 2000

                                  Or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition period from           to


                     Commission File Number 0-3255

                              JAYARK CORPORATION
        (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-1864519
(State or jurisdiction of incorporation or organization) (IRS EIN)

300 Plaza Drive, Vestal, New York                       13850
(Address of principal executive office)               (Zip Code)

Telephone number, including area code:            (607) 729-9331

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $135,609 as of July 3, 2000.

The number of shares outstanding of Registrant's Common Stock is 2,766,396 as of July 3, 2000.

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

Med finances the manufacture, sale and rental of medical equipment. It had no customers in fiscal 2000 and one customer in fiscal 1999, Vivax Medical Corporation, a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. The administrative operations of Med are located in Vestal, New York.

Fisher is in the process of developing, manufacturing medical supplies and equipment for distribution to hospitals, nursing homes and individuals. The production, warehousing and sales operations of Fisher are located in Torrington, Connecticut with administrative operations in Patterson, New York.

The Company was originally incorporated in New York in 1958. In 1991, the Company changed its state of incorporation to Delaware. In July 1998 the Company amended its Certificate of Incorporation increasing its authorized Common Stock to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share. In December 1999 the Company filed a Certificate of Amendment to provide for a one for ten reverse stock split. On January 7, 2000 each ten
(10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and non assessable share of Common Stock of the Corporation, par value $.01 per share. All per share and weighted average share amounts have been restated to reflect this reverse stock split.

     Recent Events

At a meeting of shareholders held on November 22, 1999, the shareholders approved an amendment to Jayark's Certificate of
Incorporation providing a one for ten reverse stock split. On December 2, 1999, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect the one for ten reverse stock split. On January 7, 2000, the "Effective Time" or "Record Date", each ten (10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and nonassessable share of Common Stock of the Corporation, par value $.01 per share. To avoid the existence of fractional shares of common stock, stockholders who would otherwise have been entitled to receive fractional shares of common stock equal to one-half or more received one whole share. No shares or scrip were issued to holders in respect of any fraction less then one-half.

On January 5, 2000, the Company, through a newly formed, wholly owned subsidiary, Fisher Medical Corporation ("Fisher"), entered into an Asset Purchase Agreement with Fisher Medical, LLC ("LLC"), a company that develops, manufactures and distributes medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of LLC for cash of $215,000. The acquisition resulted in goodwill of $82,415, which is being amortized on a straight-line basis over 20 years. This acquisition has been accounted for under the purchase method of accounting. Fisher financed this purchase from the Company's existing $1,250,000 revolving line of credit.

Additionally, Fisher entered into Employment Agreements with the two principals of LLC to continue developing, manufacturing and distributing medical products of Fisher. In consideration for the Employment Agreements, the two principals also entered into Non-Disclosure and Non-Competition Agreements.

Fisher also entered into a five-year (with a five year renewal option) Technology License Agreement with LLC, which conveyed the technology developed by Trlby Innovative LLC of Torrington, Connecticut ("Trlby"). Under a 20-year Product Development and Technology Transfer Agreement ("Agreement"), Trlby has and will continue to develop certain medical supply products for LLC. In consideration for this November 1999 Agreement, Trlby receives consulting fees of $42,000 per year and a royalty of 5% of net sales, subject to minimum amounts, from any products developed by them. The minimum royalties consist of $24,000 for the first full calendar year following the date of the first commercial introduction of the product, $36,000 for the succeeding calendar year and $48,000 for each calendar year thereafter.

Under the terms of the Fisher Medical LLC Technology License Agreement, in addition to all royalties and fees due Trlby, Fisher will pay a royalty of 5% of gross income to LLC during the five-year term of the Technology License Agreement. The option to renew this agreement for an additional five years requires Fisher to pay a fee of 20% of cumulative after tax earnings for any products developed and sold during the initial five-year term of the Technology License Agreement.

If Fisher can develop, manufacture and distribute medical supplies and equipment, the income and cash flow could have a material affect on the operating results of Jayark. There can be no assurances that the Company will be successful in this venture.

     Description of AVES' Business

Products

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Among the items distributed are video, filmstrip and slide projectors; projection screens and lamps; video cameras and camcorders; laser videodisk, video projection, TV monitors and receivers; video recorders; still imaging systems; public address systems, microphones and headsets; tape recorders, record players, cassette recorders, and related accessories and supplies. Some of the items sold (such as blank audio cassettes, headsets and cassette recorders, duplicating equipment and supplies, laminating film and equipment for document protection) are either assembled by AVES or purchased from private label and other sole source suppliers and distributed under the "AVES" and/or "LAMCO" names. AVES also distributes the products of brand name manufacturers such as RCAT, GET, Mitsubishi, Elmo, Panasonic, Sanyo, Fujitsu, Videotek, Hitachi, Pioneer, Leitch, Quasar, Telex Corporation, Kodak, Dukane, Sharp, Sony, 3M Brand, Luxor and various other brand names. Brand name and "house" brand products account for approximately 98% and 2% of AVES product sales, respectively. The Company also offers repair services, audio visual consulting & design, engineering, installation and servicing of audiovisual systems to businesses, churches, hospitals, hotels and educational institutions.

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

Sales

AVES currently distributes and rents its products in the United States, primarily by means of catalogs, direct mail, telephone orders and a field sales force. AVES exhibits at various regional shows to expose its products to an interested audience. AVES' sales are not seasonal, although sales to schools typically are higher from April through July than at other times during the year.

Customers

In fiscal 2000, 79% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 21% of revenues came from sales to businesses (20%) and rental of AVES equipment (1%). In fiscal 1999, 74% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 26% of revenues came from sales to businesses (24%) and rental of AVES equipment (2%). In fiscal 1998, 72% of revenue came from sales to schools and educational institutions, while 25% came from sales to businesses and 3% came from rentals. No one customer accounted for more than 10% of revenues for any of the years ended April 30, 2000, 1999 or 1998.

Backlog

The amount of unfilled sales orders of AVES at April 30, 2000, was $953,100, as compared with $1,040,000, at April 30, 1999, and $904,000 at April 30, 1998. The amount of unfilled sales orders is not a material measure of AVES' operations.

Competition

The Company believes that AVES is one of the most diversified national audio visual purveyors in the United States, given the different types of services and products offered. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines and brands available through its distribution channels.

Employees

At April 30, 2000, AVES had 22 employees.

     Description of Med's Business

Products / Services

Med is currently pursuing additional opportunities in the medical field, but had no products, sales or services during fiscal 2000. For the fiscal year ending April 30, 1999 Med financed the manufacture, sale and rental of durable medical equipment by Vivax, a company that manufactures, sells and rents this equipment to hospitals, nursing homes and individuals.

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

Customers

During the fiscal year ending April 30, 2000, Med had no customers and for the year ending April 30, 1999, Vivax was Med's only customer.

Backlog

Med does not currently have any backlog orders.

     Description of Fisher's Business

Products / Services

Fisher is in the process of developing and manufacturing medical supplies and equipment for distribution to hospitals, nursing homes and individuals.

Raw Materials

The sources and availability of raw materials are currently not applicable to Fisher's business.

Patents, Trademarks, and Licenses

Fisher entered into a five-year (with a five year renewal option) Technology License Agreement with Fisher Medical LLC, which conveyed the technology developed by Trlby Innovative LLC of Torrington, Connecticut ("Trlby"). Under a 20-year Product Development and Technology Transfer Agreement ("Agreement"), Trlby has and will continue to develop certain medical supply products for LLC. In consideration for this November 1999 Agreement, Trlby receives consulting fees of $42,000 per year and a royalty of 5% of net sales, subject to minimum amounts, from any products developed by them. The minimum royalties will consist of $24,000 for the first full calendar year following the date of the first commercial introduction of the product, $36,000 for the succeeding calendar year and $48,000 for each calendar year thereafter.

Under the terms of the Fisher Medical LLC Technology License Agreement, in addition to all royalties and fees due Trlby, Fisher will pay a royalty of 5% of gross income to LLC during the five-year term of the Technology License Agreement. The option to renew this agreement for an additional five years requires Fisher to pay a fee of 20% of cumulative after tax earnings for any products developed and sold during the initial five-year term of the Technology License Agreement.

Sales

There are currently no sales in Fisher.

Customers

There are currently no customers of Fisher.

Backlog

Fisher does not currently have any backlog orders.

Employees

At April 30, 2000, Fisher had eight employees.

                          Item 2. Properties

The Company's Corporate office is located in Vestal, New York. Corporate administrative functions are conducted from approximately 2,000 square feet. There is currently no lease obligation or rental expense for this space, as the property is owned by a related party.

AVES is located in Houston, Texas. AVES' business is conducted from approximately 13,000 square feet; 5,500 of which are used for office, sales and demonstration purposes and 7,500 for warehouse purposes. The current lease term expires on April 30, 2001. The current rental is $5,200 per month.

The  Fisher  office  is  located  in  Patterson,  New  York  and  uses approximately 500 square feet for administrative purposes. The current lease term expires on January 31, 2002 and the current rental is $430 per month. Fisher's operations are located in Torrington, Connecticut. Fisher's business is conducted from approximately 16,000 square feet; 2,500 of which are used for office, sales and demonstration purposes, 2,000 for warehouse purposes and 11,500 for production purposes. The current lease term expires on August 31, 2004 and the current rental is $2,500 per month.

                       Item 3. Legal Proceedings

                                 None

      Item 4. Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Shareholders held on November 22, 1999, pursuant to the Notice of Annual Meeting of the Shareholders and Proxy Statement dated October 26, 1999, Arthur G. Cohen and Jeffrey P. Koffman were elected to the Board of Directors with 19,974,196 shares voted FOR and 11,813 shares WITHHELD, the appointment of BDO Seidman, LLP as independent public accountants for the Company for the fiscal year ending April 30, 2000 was approved with 19,677,938 shares voted FOR, 5,863 shares voted AGAINST and 2,208 shares WITHHELD, and an amendment to the Company's Certificate of Incorporation to effect a one for ten reverse stock split of the issued and outstanding shares of common stock was approved with 19,634,325 shares voted FOR, 48,743 shares voted AGAINST and 2,941 shares WITHHELD. The above share amounts are shown as they were prior to the reverse stock split.

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

The following table presents the quarterly high and low trade prices of the Company's common stock for the periods indicated, in each fiscal year as reported by NASDAQ. As of July 3, 2000, there were approximately 809 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.



                2000 Common Stock Trade Price     1999 Common Stock Trade Price

                        High           Low              High          Low
First Quarter           1.25           .47              .94           .94
Second Quarter          1.41           .47              .94           .16
Third Quarter           1.56           .47              .78           .63
Fourth Quarter          1.02           .81              .63           .47



The above prices have been restated to reflect the reverse stock split.

                    Item 6. Selected Financial Data


Results of  Operations:
Years Ended April 30, 2000        1999         1998        1997         1996
                  -----------  -----------  ----------- -----------  -----------
Net Revenues     $13,197,866  $15,288,215  $13,604,558 $12,638,072  $11,856,148

Earnings (Losses) from
Continuing Oper     $330,978     $445,805      $75,992   ($264,372)   ($284,390)

Earnings (Losses) from
Discontinued Oper   $209,676           $0           $0 ($5,794,839) ($6,900,857)

Net Earnings(Losses)$540,654     $445,805      $75,992 ($6,059,211) ($7,185,247)

Basic and Diluted Earnings
(Loss) per share from
Continuing Oper*        $.12         $.24        $.08        ($.30)       ($.36)

Basic and Diluted Earnings
(Loss) per share from
Discontinued Oper*      $.08         $--         $--        ($6.58)      ($8.81)

Weighted Average Shares
Outstanding*       2,766,360   1,836,661     922,120       880,253      783,399

At April 30,
Balance Sheet Information:

Total Assets      $3,239,126  $2,779,891   $2,634,964   $2,754,072   $8,327,357

Long Term
Obligations       $1,278,571  $1,424,229   $3,446,021   $3,407,207   $1,972,020

Working Capital
(Deficit)           $378,953    $370,914     $157,069      ($7,003)   ($233,256)

Stockholders' Equity
(Deficit)          $(145,619)  $(685,523) ($2,925,566) ($3,001,558)  $2,585,541


* Per share and weighted average share amounts have been restated to reflect reverse stock split.

  Item 7. Management's Discussion and Analysis Of Financial Condition
                       And Results Of Operations

Comparison of Fiscal Year Ended April 30, 2000 With Fiscal Year Ended April 30, 1999

     Net Revenues

Consolidated Revenues of $13,198,000 decreased $2,090,000, or 13.7%, from fiscal 1999. The decrease was primarily the result of a
$1,990,000 decrease in AVES' sales. This reduction was due to a decrease in direct sales as compared to the prior year due to a number of one time sales opportunities in the prior year, the dramatic drop in cost of video equipment over the past year, and the hesitation of AVES' broadcast customers to invest in new broadcast equipment at this time, when this well educated customer base knows that there is new digital equipment under development. In addition to the decrease at AVES, Med reported zero sales as compared to $100,000 in prior year rental sales, as a result of the November 1998 termination of its distribution agreements with Vivax Medical Corporation.

     Cost of Revenues

Consolidated Cost of Revenues of $10,870,000 decreased $2,129,000, or 16.4%, from the prior fiscal year due to the decrease in revenues.

     Gross Margin

Consolidated Gross Margin of $2,328,000 was 17.6% of revenues, as compared with $2,290,000, or 15.0%, for the same period last year. The Company experienced lower unit sales with higher profit margins, due to a number of one time sales opportunities with lower margins in the prior year, that resulted in a gross margin comparable to the prior year, despite the decrease in revenues.

     Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $1,898,000 increased $144,000, or 8.2%, as compared with the prior reporting year. This increase was due to the addition of $195,000 in operating expenses for the new subsidiary Fisher Medical Corporation. AVES' spending increased $28,000 as compared to the prior year with increases in depreciation expense and travel expense offset with decreases in payroll costs. Corporate spending decreased $48,000, primarily due to a reduction in the President's salary along with decreases in professional fees as compared to last year. Med's expenses decreased $32,000 from the prior year primarily as a result of decreased professional fees.

     Operating Income

Consolidated Operating Income of $431,000 decreased $105,000, or 19.6%, from last year's operating income of $536,000. This decrease is primarily a result of increased operating expenses for the new subsidiary Fisher Medical Corporation.

     Interest Expense

Consolidated Interest Expense of $96,000 decreased $187,000 or 66.0% as compared with the same period last year. This decrease was primarily a result of the decrease in subordinated debt and notes payable attributed to the conversion of debt in conjunction with the Rights Offering which expired on October 30, 1998.

     Gain on Sale of Assets

Consolidated Gain on Sale of Assets of $8,000 in the current year resulted from the sale of a Company auto versus a gain of $203,000 in the prior year which resulted from the termination of Med's Purchase and Sale, Distribution and Custody Agreements with Vivax.

     Pre Tax Earnings

Pre Tax Earnings of $342,000 for the fiscal year ended April 30, 2000 decreased $114,000, or 25.0%, as compared with the same period last year. This decrease was experienced due to the gain on sale of assets recognized in the prior year along with increased operating expenses incurred for the new subsidiary Fisher Medical Corporation. These decreases to earnings, as compared to the prior year, were partially offset by a decrease in interest expense in the current year.

     Provision for Income Taxes

Provision for Income Taxes of $11,000 for the fiscal year ended April 30, 2000, increased $1,000, or 10%, as compared with $10,000 for the same period last year.

     Income from Continuing Operations

Income from Continuing Operations of $331,000, decreased $115,000, or 25.8%, as compared to the prior year.

     Income from Discontinued Operations

Income from Discontinued Operations of $210,000 in the current year is a result of the reversal of accruals relating to a discontinued division in 1997 and the liquidation of a business acquired in June 1995.

     Consolidated Net Income

Consolidated Net Income of $541,000 for the fiscal year ended April 30, 2000 increased $95,000, or 21.3%, as compared to net income of $446,000 for the same period last year.


Comparison of Fiscal Year Ended April 30, 1999 With Fiscal Year Ended April 30, 1998

     Net Revenues

Consolidated Revenues of $15,288,000 increased $1,684,000, or 12.4%, from fiscal 1998. The increase was the result of a $1,584,000 increase in AVES' sales and the addition of $100,000 in rental income from the new subsidiary, Med.

     Cost of Revenues

Consolidated Cost of Revenues of $12,999,000 increased $1,553,000, or 13.6%, from the prior fiscal year as a result of the increase in revenues.

     Gross Margin

Consolidated Gross Margin of $2,290,000 was 15.0% of revenues, as compared with $2,159,000, or 15.9%, for the same period last year.

     Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $1,754,000 increased $37,000, or 2.2%, as compared with the prior reporting year. This increase was due to $66,000 in expenses for the new subsidiary, Med, and a $6,000 increase in Corporate spending. AVES decreased spending by $35,000 which partially offset the increases experienced by Med and Corporate. Although expenses at Corporate were up from the prior year, this $6,000 increase was a result of a difference in miscellaneous tax expense of $60,000. Taxes in the current year were $6,000 versus a credit of $54,000 in the prior year. The prior year's credit was a result of miscellaneous tax refunds received. Corporate recognized an overall decrease in spending of $54,000 in all other expense categories due to their continued efforts to reduce costs. The savings at AVES were attributable to reductions in payroll expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, consolidated open lines of credit available to the Company for borrowing, were $881,000 as compared with $1,250,000 at April 30, 1999. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

     Working Capital

Working capital was $379,000 at April 30, 2000, compared with $371,000 at April 30, 1999.

Net cash provided by operating activities was $646,000 in 2000 as compared with $321,000 in 1999.

Cash flows used in investing activities during the year ended April 30, 2000 were $548,000 primarily due to the purchase acquisition of the assets of Fisher Medical LLC along with increases in property and equipment relating to the new Fisher Medical Corporation subsidiary. Net cash provided of $68,000 in 1999 was a result of the sale of assets relating to the Med subsidiary.

Cash provided by financing activities of $223,000 for the fiscal year ended April 30, 2000 is a result of borrowings on the Company's line of credit. Cash used in financing activities of $418,000 in 1999 was due to payment on the Company's line of credit and principal payments on notes payable to related parties. The majority of the common stock issued in conjunction with the Rights Offering was subscribed using conversion of debt. Consequentially, there was little to no cash provided by the transaction.

The Company had no material commitments for capital expenditures as of April 30, 2000.

At a meeting of shareholders held on November 22, 1999, the shareholders approved an amendment to Jayark's Certificate of
Incorporation providing a one for ten reverse stock split. On December 2, 1999, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect the one for ten reverse stock split. On January 7, 2000, the "Effective Time" or "Record Date", each ten (10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and nonassessable share of Common Stock of the Corporation, par value $.01 per share. To avoid the existence of fractional shares of common stock, stockholders who would otherwise have been entitled to receive fractional shares of common stock equal to one-half or more received one whole share. No shares or scrip were issued to holders in respect of any fraction less then one-half.

On January 5, 2000, the Company, through a newly formed, wholly owned subsidiary, Fisher Medical Corporation ("Fisher"), entered into an Asset Purchase Agreement with Fisher Medical, LLC ("LLC"), a company that develops, manufactures and distributes medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of LLC for cash of $215,000. The acquisition resulted in goodwill of $82,415 which is being amortized on a straight-line basis over 20 years. This acquisition has been accounted for under the purchase method of accounting. Fisher financed this purchase from the Company's existing $1,250,000 revolving line of credit.

Additionally, Fisher entered into Employment Agreements with the two principals of LLC to continue developing, manufacturing and distributing medical products of Fisher. In consideration for the Employment Agreements, the two principals also entered into Non-Disclosure and Non-Competition Agreements.

Fisher also entered into a five-year (with a five year renewal option) Technology License Agreement with LLC, which conveyed the technology developed by Trlby Innovative LLC of Torrington, Connecticut ("Trlby"). Under a 20-year Product Development and Technology Transfer Agreement ("Agreement"), Trlby has and will continue to develop certain medical supply products for LLC. In consideration for this November 1999 Agreement, Trlby receives consulting fees of $42,000 per year and a royalty of 5% of net sales, subject to minimum amounts, from any products developed by them. The minimum royalties consist of $24,000 for the first full calendar year following the date of the first commercial introduction of the product, $36,000 for the succeeding calendar year and $48,000 for each calendar year thereafter.

Under the terms of the Fisher Medical LLC Technology License Agreement, in addition to all royalties and fees due Trlby, Fisher will pay a royalty of 5% of gross income to LLC during the five-year term of the Technology License Agreement. The option to renew this agreement for an additional five years requires Fisher to pay a fee of 20% of cumulative after tax earnings for any products developed and sold during the initial five-year term of the Technology License Agreement.

If Fisher can develop, manufacture and distribute medical supplies and equipment, the income and cash flow could have a material affect on the operating results of Jayark. There can be no assurances that the Company will be successful in this venture.

     Impact of Inflation

Management   of   the   Company  believes  that  inflation   has   not
significantly impacted either net sales or net earnings during the year ended April 30, 2000.

     Effect of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for transactions entered into for quarters in the fiscal year beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not expect this standard to have a significant impact on future financial statement disclosures.

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

                         Item 7A. Market Risk

                                 None

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

 Item 9. Change In and Disagreement With Accountants on Accounting And
                         Financial Disclosure

                                 None

                               PART III

      Item 10. Directors And Executive Officers Of The Registrant

Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of June 30, 2000, and, as to directors, the expiration date of their current term of office:



                            CURRENT DIRECTORS
                         Term                                           Director
Name               Age  Expires    Position Presently Held                Since
--------------------------------------------------------------------------------
David Koffman      41    2000  Chairman, President, Chief Executive     1983
                               Officer and Director
Frank Rabinovitz   57    2000  Executive Vice President, Chief          1989
                               Operating Officer, Director and
                               President of AVES
Robert C. Nolt     52    2001  Chief Financial Officer and Director     1998
Arthur G. Cohen    71    1999  Director                                 1990
Jeffrey P. Koffman 34    2002  Director                                 1999


David L. Koffman was elected President and Chief Executive Officer of the Company in December 1988. Prior to that time, he served as Director and Vice President of the Company for over seven years.

Frank Rabinovitz was elected Executive Vice President, Chief Operating Officer and Director of the Company in 1989. In addition, he is the President of the Company's audiovisual subsidiary and has served in this capacity for more than thirteen years, as well as in various other executive and management capacities since 1980.

Robert C. Nolt is Chief Financial Officer and Director of the Company. In addition, Mr. Nolt is Chief Financial Officer of Binghamton Industries, Inc., a company controlled by the principal shareholders of the Company. Prior to joining the Company, Mr. Nolt was Vice President of Finance of RRT-Recycle America, Inc. Mr. Nolt is a Certified Public Accountant with over 27 years of experience in the Accounting field and has served in a number of executive positions. Before joining RRT in 1993, Mr. Nolt was Chief Financial Officer for the Vestal, NY based Ozalid Corporation.

Arthur G. Cohen has been a real estate developer and investor for more than nine years. Mr. Cohen is a Director of Baldwin and Arlen, Inc. Burton I. Koffman and Richard E. Koffman are parties to an agreement with Arthur G. Cohen pursuant to which they have agreed to vote their shares in favor of the election of Mr. Cohen to the Board of Directors of the Company.

Jeffrey P. Koffman was elected Director of the Company in 1999. Mr. Koffman has served as a Director of Apparel America, Inc. since June 1995 and Executive Vice-President of Apparel America, Inc. from June 1994 to February 1996. Mr. Koffman was appointed President of Apparel America, Inc. in February 1996. Apparel America, Inc. filed for protection from its creditors under Chapter 11 in 1998. Mr. Koffman served as a financial analyst with Security Pacific from 1987 to 1989. In 1989, Mr. Koffman became Vice-President of Pilgrim Industries and in 1990, he became the President of that Company. From 1994 to present, Mr. Koffman has served in an executive capacity with Tech Aerofoam Products.

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

                    Item 11. Executive Compensation

Set forth in the following table is certain information relating to the approximate remuneration paid by the Company during the last three fiscal years to the chief executive officer and each of the most highly compensated executive officers whose total compensation exceeded $100,000.


SUMMARY COMPENSATION TABLE (1,2,3)

                                                      Annual
                                                   Compensation
                                          Year    Salary   Bonus
David L. Koffman                          2000   $ 81,000    --
Chairman,  President                      1999    141,750    --
and Chief Executive Officer               1998    162,000    --

Frank Rabinovitz                          2000   $162,000  $50,000
Director, Executive Vice President, Chief 1999    162,000   50,000
Operating Officer, President of AVES      1998    162,000   50,000



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

(2) The Company has entered into Split Dollar Insurance Agreements with David L. Koffman and Frank Rabinovitz, pursuant to which the Company has obtained insurance policies on their lives in the
  approximate  amounts of $5,743,400 and $497,700, respectively.   The
  premium is paid by the Company. Upon the death of the individual, the beneficiary named by the individual is entitled to receive the benefits under the policy. The approximate amounts paid by the Company during the fiscal year ended April 30, 2000 for this insurance coverage were $0 and $25,373, respectively. Such amounts are not included in the above table.

(3) The Company has accrued Mr. Koffman's 2000, 1999 and 1998 salary, however, he has deferred payment until such time as the Company's working capital position improves.

The following table sets forth-certain information relating to the value of stock options at April 30, 2000:



                      Number of Unexercised     Value of Unexercised In-
                   Options at Fiscal Year End     The-Money Options at
                                                    Fiscal Year End
                   --------------------------   -------------------------
Name               Exercisable  Unexercisable  Exercisable  Unexercisable
-----              -----------  -------------   ----------  --------------
Frank Rabinovitz    10,000      0               $0          0


  Based on the $0.81 per share closing bid price of the common stock on the NASDAQ Stock Exchange on April 30, 2000

Effective November 24, 1981 and approved at the annual stockholders meeting in 1982, the 1981 Incentive Stock Option Plan (ISOP) was adopted. An amendment to the ISOP was adopted on December 11, 1989. This amendment increased the number of incentive stock options that can be granted from 15,000 shares to 60,000 shares. The ISOP provides for the granting to key employees and officers of incentive stock options, as defined under current tax laws. The stock options are exercisable at a price equal to or greater than the market value on the date of the grant. No stock options were granted during the fiscal year ended April 30, 2000.

Effective September 15, 1994 and approved at the annual stockholders meeting in 1994, the 1994 NonEmployee Director Stock Option Plan (the "Director Plan") was adopted and 20,000 shares of the Company's common stock reserved for issuance under the Director Plan. The Director Plan provides for the automatic grant of nontransferable options to purchase common stock to nonemployee directors of the Company; on the date immediately preceding the date of each annual meeting of stockholders in which an election of directors is concluded, each nonemployee then in office will receive options exercisable for 500 shares (or a pro rata share of the total number of shares still available under the Director Plan). No option may be granted under the Director Plan after the date of the 1998 Annual Meeting of Stockholders.

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

The Director Plan became effective immediately following the 1994 Annual Meeting of Shareholders. Each nonemployee director in office on the date immediately preceding the date of each year's annual meeting will receive options exercisable for 500 shares of common stock.

During fiscal year ended April 30, 2000, no director options were granted to nonemployee directors.

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

Item   12.  Security  Ownership  Of  Certain  Beneficial  Owners   And
Management

The following table sets forth as of July 3, 2000, the holdings of the Company's Common Stock by those persons owning of record, or known by the Company to own beneficially, more than 5% of the Common Stock, the holdings by each director or nominee, the holdings by certain executive officers and by all of the executive officers and directors of the Company as a group.


PRINCIPAL STOCKHOLDERS
                                         Amount and Nature
                                           of Beneficial       Note    % of
Name and Address of Beneficial Owner         Ownership         (1)     Class
------------------------------------     -----------------     -----   -----
David L. Koffman
300 Plaza Drive, Vestal,NY 13850             1,283,033                 46.4%
Vulcan Properties, Inc.
505 Eighth Ave Suite 300, New York, NY 10018   292,189                 10.6%
Burton I. Koffman
300  Plaza  Drive, Vestal, NY 13850            185,819          2,3     6.7%
Ruthanne Koffman
300  Plaza  Drive, Vestal, NY 13850            183,065                  6.6%
Jeffrey P. Koffman
150  East 52nd Street, New York, NY 10022      146,102                  5.3%
Frank Rabinovitz
6116 Skyline Drive, Houston, TX 77057           68,426                  2.5%
Robert C. Nolt
300 Plaza Drive, Vestal, NY 13850               10,000                  0.4%
All Directors & Exec Officers as a group     1,507,561                 54.5%


1.All shares are owned directly by the individual named, except as set forth herein. Includes actual shares beneficially owned and Employee and Director Stock Options exercisable within 60 days. David
  L. Koffman and Jeffrey P. Koffman are sons of Burton I. Koffman. Ruthanne Koffman is the wife of Burton I. Koffman.

2.Excludes 3,700 shares owned by a charitable foundation of which Burton I. Koffman is President and Trustee.

3.Includes  53,700 shares owned as tenants in common  by  brothers
  Richard E. Koffman and Burton I. Koffman.

Item 13. Certain Relationships And Related Transactions

Except as noted share amounts are reported as they were prior to the reverse stock split.

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

The Koffman Group, which consists of David Koffman, Chairman of the Board of Directors and President of the Company, Burton Koffman,
Richard Koffman, Milton Koffman, Jeffrey Koffman, Sara Koffman, Ruthanne Koffman, Elizabeth Koffman, Steven Koffman, and three entities controlled by members of the Koffman family, agreed to acquire all shares not purchased by other stockholders on Primary Subscription. As a result, adjusted to reflect the reverse stock split, the Koffman Group beneficially owns 2,044,158 shares of Common Stock, which represents approximately 74% of the Common Stock outstanding.

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-
K

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

JAYARK CORPORATION

By:

/s/  David L. Koffman     Chairman of the Board and Director     July 21, 2000
DAVID L. KOFFMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/  David  L. Koffman   Chairman of the Board, President,
DAVID L. KOFFMAN         Chief Executive Officer and Director    July 21, 2000

/s/  Frank  Rabinovitz   Executive Vice  President, Chief
FRANK RABINOVITZ         Operating Officer and Director          July 21, 2000

/s/  Robert  C.  Nolt    Chief Financial Officer and Director    July 21, 2000
ROBERT C. NOLT

/s/    Arthur G. Cohen   Director                                July 21, 2000
ARTHUR G. COHEN

/s/ Jeffrey P. Koffman   Director                                July 21, 2000
JEFFREY P. KOFFMAN

                  JAYARK CORPORATION AND SUBSIDIARIES

              Index                                                       Page
-------------------------------------------------------------------------------
Consolidated Financial Statements:
Report of Independent Certified Public Accountants                           21
Balance Sheets - April 30, 2000 and 1999                                     22
Statements of Operations - For the years ended April 30, 2000, 1999 and 1998 23 Statements of Stockholders' Deficit -
For the years ended April 30,2000, 1999 and 1998                             24
Statements of Cash flows - For the years ended April 30, 2000, 1999 and 1998 25
Notes to Consolidated Financial Statements                                26-35

Report of Independent Certified Public Accountants

To the Shareholders and Directors
Jayark Corporation
Vestal, New York

We have audited the accompanying consolidated balance sheets of Jayark Corporation and Subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and Subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York

July 10, 2000

                  Jayark Corporation and Subsidiaries
                      Consolidated Balance Sheets
                        April 30, 2000 and 1999

                                                        4/30/00         4/30/99
                                                        -------         -------
Assets
Current Assets
Cash and Cash Equivalents                              $530,540        $209,724
Accounts Receivable-Trade, less allowance for doubtful
accounts of $76,000 and $59,000, respectively         1,384,212       1,818,214
Inventories                                             480,460         337,914
Other Current Assets                                     89,915          46,247
                                                        -------         -------
Total Current Assets                                  2,485,127       2,412,099

Non Current Assets
Property & Equipment, less accumulated
depreciation and amortization                           433,761         120,410

Goodwill and Other Intangibles less accumulated
amortization of $518,000 and $485,000, respectively     320,238         247,382
                                                        -------         -------
Total Non-Current Assets                                753,999         367,792
                                                        -------         -------
Total Assets                                         $3,239,126      $2,779,891
                                                        =======         =======

Liabilities
Current Liabilities
Notes Payable & Line of Credit                         $368,954              $0
Current Portion of Long Term Debt                       161,332         161,332
Accounts Payable                                        492,375         689,209
Accrued Expenses                                         50,000         253,796
Accrued Salaries                                        445,640         392,420
Accrued Interest                                        504,510         504,510
Other Current Liabilities                                83,363          39,918
                                                        -------         -------
Total Current Liabilities                             2,106,174       2,041,185

Long Term Debt                                        1,278,571       1,424,229
                                                        -------         -------
Total Liabilities                                     3,384,745       3,465,414
                                                        =======         =======


Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized 30,000,000
Shares, Issued: 2,773,860 Shares                         27,739          27,739
Treasury Stock, at cost, 7,500 shares                      (750)             --
Additional Paid-In Capital                           12,598,980      12,598,980
Deficit                                             (12,771,588)    (13,312,242)
                                                        -------         -------
Total Stockholders' Deficit                            (145,619)       (685,523)
                                                        -------         -------
Total Liabilities & Stockholders' Deficit            $3,239,126      $2,779,891
                                                        =======         =======


      See accompanying notes to consolidated financial statements

                  Jayark Corporation and Subsidiaries
                 Consolidated Statements of Operations
           For the Years Ended April 30, 2000, 1999 and 1998


                                         2000           1999          1998
                                       ---------      ---------       ---------
Net Revenues                         $13,197,866    $15,288,215    $13,604,558
Cost of Revenues                      10,869,794     12,998,508     11,445,669
                                       ---------      ---------       ---------
Gross Margin                           2,328,072      2,289,707      2,158,889

Selling, General and Administrative    1,897,502      1,754,169      1,717,242
                                       ---------      ---------       ---------

Operating Income                         430,570        535,538        441,647

Other Income (Expense):
Net Interest Expense                     (96,248)      (283,165)      (365,655)
Gain on Sale of Assets                     7,800        203,432             --
                                       ---------      ---------       ---------

Pre Tax Earnings                         342,122        455,805         75,992

Provision for Income Taxes                11,144         10,000             --
                                       ---------      ---------       ---------

Income from Continuing Operations        330,978        445,805         75,992
                                       ---------      ---------       ---------

Income from Discontinued Operations      209,676             --             --
                                       ---------      ---------       ---------

Net Income                              $540,654       $445,805        $75,992
                                       =========      ==========      =========

Basic and Diluted Earnings per
Common Share:
Continuing Operations                       $.12           $.24           $.08
Discontinued Operations                     $.08            $--           $--
                                       ---------      ---------       ---------
Net Income                                  $.20           $.24           $.08
                                       =========      ==========      =========

Weighted Average Common Shares:
Basic and Diluted                      2,766,360      1,836,661        922,120
                                       =========      ==========      =========


      See accompanying notes to consolidated financial statements

                  Jayark Corporation and Subsidiaries
           Consolidated Statements of Stockholders' Deficit
           For the Years Ended April 30, 2000, 1999 and 1998


                            Common    Paid In              Treasury    Total
                            Stock     Capital    Deficit    Stock     Deficit
                         --------    --------     --------  --------   --------
Balance at April 30, 1997 276,711  10,555,770  (13,834,039)      --  (3,001,558)
Net Income                     --          --       75,992       --      75,992
                         --------    --------     --------  --------   --------
Balance at April 30, 1998 276,711  10,555,770  (13,758,047)      --  (2,925,566)
Decreased Par Value to
$.01 from $.30 per Share (267,415)    267,415           --       --          --
Issue of 1,844,240
shares in Offering         18,443   1,775,795           --       --   1,794,238
Net Income                     --          --      445,805       --     445,805
                         --------    --------     --------  --------   --------
Balance at April 30, 1999  27,739  12,598,980 ( 13,312,242)      --    (685,523)
Purchase of Treasury Stock     --          --           --     (750)       (750)
Net Income                     --          --      540,654       --     540,654
                         --------    --------     --------  --------   --------
Balance at April 30, 2000 $27,739 $12,598,980 $(12,771,588)   $(750)  $(145,619)
                         ========    ========     ========  ========   ========


      See accompanying notes to consolidated financial statements

                  Jayark Corporation and Subsidiaries
                 Consolidated Statement of Cash Flows
           For the Years Ended April 30, 2000, 1999 and 1998



                                                    2000       1999      1998
                                                  --------   --------  --------
Cash Flows From Operating Activities:
Net Income                                        $540,654   $445,805   $75,992

Adjustments to Reconcile Earnings to Cash From Operating Activities:
Depreciation and Amortization
of Property and Equipment                           82,550    109,353    79,542
Amortization of Goodwill and Other Intangibles      32,498     21,360    21,360
Miscellaneous Write Off                                 --    (26,027)       --
Gain on Disposition of Assets                       (7,800)  (203,432)       --
Changes In Assets and Liabilities, net of
acquisition of Fisher in 2000:
(Increase) Decrease in Accounts Receivable Net     434,001    (94,381)  114,752
(Increase) Decrease in Inventories                (102,991)   (66,350)  141,282
Increase in Other Current Assets                   (28,663)    (8,924)  (14,474)
Decrease in Accounts Payable                      (196,834)  (134,417)  (24,141)
Increase (Decrease) in Accrued Expenses           (203,796)    56,605  (272,387)
Increase in Accrued Salaries                        53,221     93,687   192,202
Increase in Accrued Interest                            --    183,239   168,000
Increase (Decrease) in Other Liabilities            43,445    (55,503)  (96,093)
                                                  --------   --------  --------
Net Cash Provided By Operating Activities          646,285    321,015   386,035

Cash Flows From Investing Activities:
Purchase of Assets                                      --   (724,625)       --
Sale of Assets                                       7,800    884,925        --
Purchases of Property and Equipment               (320,377)   (91,987)  (51,636)
Business Acquisition, net of cash acquired        (215,000)        --        --
Purchases of Intangibles                           (20,438)        --        --
                                                  --------   --------  --------
Net Cash Provided By (Used In) Investing Act.     (548,015)    68,313   (51,636)


Cash Flows From Financing Activities:
Payment of Long Term Debt                               --         --    (8,702)
Proceeds From Issuance of Notes Payable            368,955         --    46,021
Payments of Notes Payable
& Subordinated Debentures                         (145,659)  (379,622) (200,000)
Purchase of Treasury Stock                            (750)        --        --
Proceeds From Issuance of Common Stock                  --     11,160        --
Costs Paid for Issuance of Common Stock                 --    (50,000)       --
                                                  --------   --------  --------
Net Cash Provided By (Used In) Financing Act.      222,546   (418,462) (162,681)

Net Incr (Decr) in Cash and Cash Equivalents       320,816    (29,134)  171,718
Cash & Cash Equivalents at Beginning of Year       209,724    238,858    67,140
                                                  --------   --------  --------
Cash & Cash Equivalents at End of Year            $530,540   $209,724  $238,858


      See accompanying notes to consolidated financial statements

              Notes to Consolidated Financial Statements

                     April 30, 2000, 1999 and 1998

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

                              Intangibles

The accounts of purchased companies are included in the consolidated financial statements from the dates of acquisition. The excess of cost over the fair value of net assets of businesses acquired is being amortized using the straight-line method over a 20 to 40-year period commencing with the dates of acquisition.

The cost of patents obtained for some of the Company's products are being amortized over the life of the patent.

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

                          Earnings per Share

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations and the restatement of all prior periods earnings per share amounts. Assumed exercise of options are not included in the calculation of diluted earnings per share for the fiscal years ended April 30, 2000, 1999 and 1998 since the effect would be antidilutive due to the option price being greater than the average market price. Accordingly, basic and diluted net earnings per share do not differ for any period presented.

The following table summarizes securities that were outstanding as of April 30, 2000, 1999 and 1998 but not included in the calculation of diluted net earnings per share because such shares are antidilutive.



For the year ending April 30,               2000     1999     1998
-------------------------------------------------------------------
Stock Options                              10,500  10,500    24,250
Convertible Subordinated Debentures            --      --    93,333
Warrants                                       --      --   416,667


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

                           Long-Lived Assets

Long-lived assets, such as property, equipment, and goodwill are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which was adopted on May 1, 1996. No write-downs have been necessary through April 30, 2000.

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

                    Effect of new accounting pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for transactions entered into for quarters in the fiscal year beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not expect this standard to have a significant impact on future financial statement disclosures.

(2) Business

The Company operates in three reportable business segments as follows:

The Company's audio-visual subsidiary, AVES Audio Visual Systems, Inc. ("AVES"), distributes and rents a broad range of audio, video and presentation equipment, and supplies to businesses, churches, hospitals, hotels and educational institutions

MED Services Corp. ("Med") finances the manufacture, sales and rental of medical equipment. It had one customer in fiscal 1999, Vivax Medical Corporation, a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals.

Fisher Medical Corporation ("Fisher") is in the process of developing and manufacturing medical supplies and equipment. Its customer base includes hospitals, nursing homes and individuals.

For the years ended April 30, 2000, 1999 and 1998, the net assets, net revenues and net income of the Company are attributable primarily to the operations of AVES. However, in the current year the acquisition of Fisher (Note 15) resulted in net revenues of $0 and a net loss of approximately $195,000 for the four months since acquisition. Fisher's net assets at April 30, 2000 are approximately $47,000.

(3) Related Party Transactions

The Company has a subordinated note (Note 7) with a related party amounting to $201,113 and $232,228 at April 30, 2000 and 1999,
respectively. The annual interest rate was reduced from 12% to 8% on November 1, 1998. The new note provides for interest payments due quarterly beginning January 31, 1999 and annual principal payments in the amount of $23,228 starting December 31, 1999 with the balance due on December 31, 2004. Interest expense relating to subordinated notes payable to related parties was $16,213, $49,224 and $95,485 in 2000, 1999 and 1998, respectively.

The Company had a long term note payable to a related party amounting to $895,858 and $972,298 at April 30, 2000 and 1999, respectively.
The interest rate on the $895,858 is 7.5%. The maturity date of the note has been extended to December 31, 2004. Interest expense relating to this note for the years ended April 30, 2000, 1999 and 1998 was $64,438, $134,986 and $172,139, respectively.

Accrued interest to related parties for the years ended April 30, 2000 and 1999 was $323,223.

Accrued salaries for the years ended April 30, 2000 and 1999, are for one of the Company's executive officers.

(4) Property and Equipment

Property and equipment are summarized as follows:

                                                April 30,   April 30,
                                                   2000        1999
                                                ---------   ---------
Machinery and equipment                          $202,435     $28,048
Furniture and fixtures                            110,414      48,601
Leasehold improvements                             86,728      12,290
Automobiles and trucks                            182,098     182,862
Rental and demonstration equipment                181,017     157,939
                                                ---------   ---------
Total property and equipment                      762,692     429,740
Less accumulated depreciation and amortization    328,931     309,330
                                                ---------   ---------
Net property and equipment                       $433,761    $120,410
                                                =========   =========


(5) Lines of Credit

In March 1997, AVES negotiated a line of credit with BSB Bank & Trust, Binghamton, New York. In January 2000, the $1,250,000 line of credit was renewed and divided between AVES and Med. The line of credit now permits AVES to borrow up to an aggregate of $750,000 and Med up to an aggregate of $500,000. Med's line is due and payable on January 31, 2001, and has an annual interest rate of 8.75%. Med's line is guaranteed by AVES. AVES' line of credit is due and payable on March 1, 2001, and has an annual interest rate of 8.75% annually. AVES' line of credit is secured by their accounts receivable and inventory. There are no financial covenants associated with the lines of credit. At April 30, 2000 and 1999, $368,954 and $0, respectively, were outstanding on the above lines of credit in total.

(6) Long Term Debt

Long term debt is summarized as follows:


Year ended April 30,                                 2000      1999
                                                 ----------  ---------
Notes Payable to Related Parties (Note 3)          $895,858   $972,298
Subordinated Debentures (Notes 3 and 7)             544,045    613,263
                                                 ----------  ---------
Total Long Term Debt                              1,439,903  1,585,561
Less: Current Maturities of Long Term Debt          161,332    161,332
                                                 ----------  ---------
Long Term Debt, excluding current maturities     $1,278,571 $1,424,229
                                                 ==========  =========


(7) Subordinated Debentures

On December 19, 1989, the Company issued $2,000,000 of 12% convertible subordinated debentures to affiliates of the Company due December 1995, and later extended to December 1999. Through April 30, 1998, the Company had retired $600,000 of debentures. The conversion of debt to stock in conjunction with the common stock Rights Offering (Note 13), resulted in a $761,000 reduction in subordinated debentures. On November 1, 1998, new notes were issued for the remaining $613,263 in subordinated debt reducing the annual interest rate from 12% to 8%. The new notes provide for interest payments due quarterly beginning January 31, 1999 and annual principal payments in the amount of $61,332 starting December 31, 1999 with the balance due on December 31, 2004. The new subordinated debenture agreements have no conversion rights. As of April 30, 2000, there was $544,045 outstanding on the subordinated debentures.

(8) Income Taxes

Income tax expense (benefit) attributable to income before income taxes consists of:

Year ended April 30,     Current    Deferred     Total
------------------------------------------------------
  2000                   $11,144        $0     $11,144
  1999                   $10,000        $0     $10,000
  1998                        $0        $0          $0



At  April  30,  2000,  the  Company had,  for  federal  tax  reporting
purposes,   net   operating   loss  carryforwards   of   approximately
$11,100,000, expiring in years through 2013.

The actual tax expense (benefit) differs from the "expected" tax expense (computed by applying the U.S. Corporate rate of 34%) in each of the 3 years ended April 30, 2000 primarily as a result of valuation allowances against potential deferred tax assets. In fiscal 2000 alternative minimum tax of $11,144 was incurred due to utilization of net operating loss carryforwards.

Deferred tax assets were approximately $4,100,000 and $5,160,000 as of April 30, 2000 and 1999, respectively, arising primarily as a result of net operating losses. Valuation allowances of $4,100,000 and $5,160,000 as of April 30, 2000 and 1999, respectively, offset the deferred tax assets, resulting in net deferred tax assets of $0 as of April 30, 2000 and 1999.

(9) Leases

The Company has several operating leases that expire at various dates ranging through August 2004. Future minimum lease payments related to operating leases are detailed as follows:

Year ending April 30,  Operating leases
---------------------------------------
2001                          $101,650
2002                            48,140
2003                            48,000
2004                            48,000
2005                            16,000
---------------------------------------
Total minimum lease payments  $261,790


Total  rental  expense for operating leases was $74,490,  $62,430  and
$72,559  for  the  years  ended  April  30,  2000,  1999,  and   1998,
respectively.

(10) Stock Options

At April 30, 2000, the Company had two stock options plans which are described below. The Company applies APB Opinion 25 - "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. In terms of APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

The Company's Incentive Stock Option Plan ("ISOP"), as amended, allows for the granting of 60,000 shares of the Company's common stock. The ISOP provides for the granting to key employees and officers of incentive stock options, as defined, under current tax laws. The stock options are exercisable at a price equal to or greater than the market value on the date of the grant.

Option activity under the ISOP is as follows (adjusted to reflect reverse stock split):


Stock Option - ISOP  Options  Exercise Price Range   Weighted Average
---------------------------------------------------------------------
Outstanding 4/30/97    24,250    $4.38 - $10.50            $5.00
             Granted       --
           Exercised       --
  Terminated/Expired       --
---------------------------------------------------------------------
Outstanding 4/30/98    24,250    $4.38 - $10.50            $5.00
             Granted       --
           Exercised       --
  Terminated/Expired  (13,750)         --                  $5.50
---------------------------------------------------------------------
Outstanding 4/30/99    10,500        $4.38                 $4.38
             Granted       --
           Exercised       --
  Terminated/Expired       --
---------------------------------------------------------------------
Outstanding 4/30/00    10,500        $4.38                 $4.38

Exercisable at year end:
April 30, 1998         24,250   $4.38 - $10.50             $5.00
April 30, 1999         10,500        $4.38                 $4.38
April 30, 2000         10,500        $4.38                 $4.38

Available for future grants:
April 30, 1998         35,750
April 30, 1999         49,500
April 30, 2000         49,500


The   following   summarizes  information  regarding   stock   options
outstanding at April 30, 2000.

Number Outstanding at 4/30/99                       10,500
Weighted Average remaining contractual life (years)   3.6
Weighted Average Exercise Price                      $4.38

Effective September 17, 1994 and approved at the annual stockholders' meeting in 1994, the 1994 Non-Employee Director Stock Option Plan (the "Director's Plan") was adopted and 20,000 shares of the Company's Common Stock reserved for issuance under the Director's Plan. The Director's Plan provides for the automatic grant of nontransferable options to purchase common stock to nonemployee directors of the Company, on the date immediately preceding the date of each annual meeting of stockholders in which an election of directors is concluded. Each nonemployee director then in office will receive options exercisable for 500 shares (or a pro rata share of the total number of shares still available under the Director's Plan). No option may be granted under the Director's Plan after the date of the 1998 annual meeting of stockholders.

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

Option activity under the Plan is as follows (adjusted to reflect reverse stock split):


                                    Exercise     Weighted       Options
Stock Option - ISOP    Options     Price Range    Average     Exercisable
-------------------------------------------------------------------------

Outstanding 4/30/97     2,500         $4.90       $4.90           2,500
            Granted        --
 Terminated/Expired        --
-------------------------------------------------------------------------
Outstanding 4/30/98     2,500         $4.90       $4.90           2,500
            Granted        --
 Terminated/Expired    (2,000)
-------------------------------------------------------------------------
Outstanding 4/30/99       500         $4.90       $4.90             500
            Granted        --
 Terminated/Expired        --
-------------------------------------------------------------------------
Outstanding 4/30/99       500         $4.90       $4.90             500
-------------------------------------------------------------------------


Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock - Based Compensation", requires the Company to provide pro forma disclosure of net income (loss) and earnings (loss) per as if the optional fair value method had been applied to determine compensation costs for the Company's Stock option plans. Since no options were granted in the years ended April 30, 2000, 1999 and 1998, no pro forma disclosures are applicable.

(11) Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximated fair value as of April 30, 2000 due to the short maturity of these items. The fair value of the convertible debentures is not reasonably determinable.

(12) Common Stock

In July 1998 the Company amended its Certificate of Incorporation increasing its authorized Common Stock to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share.

At a meeting of shareholders held on November 22, 1999, the shareholders approved an amendment to Jayark's Certificate of
Incorporation providing a one for ten reverse stock split. On December 2, 1999, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect the one for ten reverse stock split. On January 7, 2000, the "Effective Time" or "Record Date", each ten (10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and nonassessable share of Common Stock of the Corporation, par value $.01 per share. To avoid the existence of fractional shares of common stock, stockholders who would otherwise have been entitled to receive fractional shares of common stock equal to one-half or more received one whole share. No shares or scrip were issued to holders in respect of any fraction less then one-half. All per share and weighted average share amounts have been restated to reflect this reverse stock split.

(13) Common Stock Rights Offering

During fiscal 1999 the Company issued to its shareholders rights to purchase shares of the Company's $.01 par value Common Stock. The subscription price of $.10 per share was good for an aggregate of up to 18,442,398 shares prior to the reverse stock split. The Common Stock could have been purchased either with cash or by tendering to the Company debt of the Company in a principal amount equal to the subscription price.

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

The shareholders who participated in the offering were primarily related parties and as such the resulting gains and losses from the extinguishment of debt were recorded as additional paid in capital in the Statement of Stockholders' Deficit.

(14) Statement of Cash Flows

<CAPTION

Year Ended April 30,                              2000      1999        1998
-----------------------------------------------------------------------------
Interest Paid                                   $120,159    $142,939  $87,626
Taxes Paid                                        33,001          --       --

Non-Cash Transactions Relating to Financing:
Extinguishment of notes payable to related parties
in exchange for Common Stock of the Company          $--  $1,000,000      $--
Reduction of convertible subordinated debentures
in exchange for Common Stock of the Company           --     760,710       --
Interest previously accrued exchanged for
Common Stock of the Company                           --      72,370       --

In Conjunction with business transactions, the
Company used cash as follows:
Fair Value of assets acquired, excluding cash   $215,000         $--      $--
Less liab assumed and created upon acquisition        --          --       --
-----------------------------------------------------------------------------
Net cash paid                                   $215,000         $--      $--



(15) Business Acquisition

On January 5, 2000, the Company entered into an Asset Purchase Agreement with Fisher Medical, LLC ("LLC"), a company that develops, manufactures and distributes medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of LLC for cash of
$215,000. The acquisition resulted in goodwill of $82,415 which is being amortized on a straight-line basis over 20 years. This acquisition has been accounted for under the purchase method of accounting.

Additionally, Fisher entered into Employment Agreements with the two principals of LLC to continue developing, manufacturing and distributing medical products of Fisher. In consideration for the Employment Agreements, the two principals also entered into Non-Disclosure and Non-Competition Agreements.

Fisher also entered into a five-year (with a five year renewal option) Technology License Agreement with LLC, which conveyed the technology developed by Trlby Innovative LLC of Torrington, Connecticut ("Trlby"). Under a 20-year Product Development and Technology Transfer Agreement ("Agreement"), Trlby has and will continue to develop certain medical supply products for LLC. In consideration for this November 1999 Agreement, Trlby receives consulting fees of $42,000 per year and a royalty of 5% of net sales, subject to minimum amounts, from any products developed by them. The minimum royalties consist of $24,000 for the first full calendar year following the date of the first commercial introduction of the product, $36,000 for the succeeding calendar year and $48,000 for each calendar year thereafter.

Under the terms of the Fisher Medical LLC Technology License Agreement, in addition to all royalties and fees due Trlby, Fisher will pay a royalty of 5% of gross income to LLC during the five-year term of the Technology License Agreement. The option to renew this agreement for an additional five years requires Fisher to pay a fee of 20% of cumulative after tax earnings for any products developed and sold during the initial five-year term of the Technology License Agreement.

If Fisher can develop, manufacture and distribute medical supplies and equipment, the income and cash flow could have a material affect on the operating results of Jayark. There can be no assurances that the Company will be successful in this venture.

(16) Discontinued Operations

In fiscal 2000, the Company wrote-off accrued expenses in the amount of $209,676, related to the abandonment of the Company's investment in LCL International Traders, Inc. in 1996 and the discontinuance of Rosalco, Inc. in 1997. Accordingly, the amount has been classified as income from discontinued operations.

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

10(1)*1981 Incentive Stock Option Plan, as amended as of December
      15, 1989, incorporated herein by
      reference to the Annual Report on Form 10-K for the year ended April 30, 1990, Exhibit 10(1)
      thereto.

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

10(9) Amendment to certain Notes and Loan and Security Agreements each dated as of December 31, 1993, incorporated herein by reference from the Annual Report on Form 10-K for the year ended
      April 30, 1994, Exhibit 10(9) thereto.

10(10)Asset Purchase Agreement, dated June 5, 1995, among LIB-Com
      Ltd., Liberty Bell Christmas,
      Inc., Ivy Mar Co., Inc., Creative Home Products, Inc., and Liberty Bell Christmas Realty, Inc. as the sellers and LCL International Traders, Inc. as the buyer, incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995,
      Exhibit 2(a) thereto.

10(11)Asset Purchase Agreement, dated June 5, 1995, between Award
      Manufacturing Corporation as
      the seller, and LCL International Traders, Inc., as the buyer, incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995,
      Exhibit 2(b) thereto.

10(12)Guarantee Agreement, dated June 5, 1995, by Award
      Manufacturing Corporation in favor of
      LCL International Traders, Inc., incorporated herein by reference from the Company's report on
      Form 8-K dated June 27, 1995, Exhibit 2(c) thereto.

10(13)Guarantee Agreement, dated June 5, 1995, by LIB-Com Ltd.,
      Liberty Bell Christmas, Inc., Ivy
      Mar Co., Inc., Creative Home Products, Inc., and Liberty Bell Christmas Realty, Inc. in favor of LCL International Traders, Inc., incorporated herein by reference from the Company's report on
      Form 8-K dated June 27, 1995, Exhibit 2(d) thereto.

10(14)Promissory Note of LCL International Traders, Inc., due July
      29, 1998, payable to the order of
      Commerzbank AG, Hong Kong Branch, incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 2(e) thereto.

10(15)Confirmation Letter Agreement dated June 22, 1995, among
      Citibank, N.A., Commerzbank AG,
      Bayerische Vereinsbank AG, LCL International Traders, Inc., and Jayark Corporation, incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995,
      Exhibit 2(f) thereto.

10(16)Factoring Agreement dated June 23, 1995, between LCL
      International Traders, Inc. and the CIT
      Group/Commercial Services, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 99(a) thereto.

10(17)Inventory Security Agreement dated June 23, 1995, between
      LCL International Traders, Inc. and
      the CIT Group/Commercial Services, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 99(b) thereto.

10(18)Letter Agreement dated June 23, 1995, between LCL
      International Traders, Inc. and the CIT
      Group/Commercial Services, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 99(c) thereto.

10(19)Letter Agreement dated June 23, 1995, between LCL
      International Traders, Inc. and the CIT
      Group/Commercial Services, Inc., Liberty Bell Christmas, Inc., Ivy Mar Co., Inc., and Creative
      Home Products, Inc., incorporated herein by reference from the Company's report on Form 8-K dated June 27, 1995, Exhibit 99(d) thereto.

10(20)Amendment to certain Notes and Loan and Security Agreements each dated as of December 31, 1994, incorporated herein by reference from the Annual Report on Form 10-K for the year ended
      April 30, 1995, Exhibit 10(20) thereto.

10(21)Loan and Security Agreements dated April 29, 1996 between
      Rosalco, Inc., and State Street
      Bank & Trust Company of Boston, Massachusetts.

10(22)Loan and Security Agreements dated April 29, 1996 between
      AVES Audio Visual Systems, Inc.,
      and State Street Bank & Trust Company of Boston, Massachusetts.

10(23)First amendment to Loan and Security Agreements dated as of September 19, 1996 between
      Rosalco, Inc. and State Street Bank & Trust Company of Boston, Massachusetts.

10(24)Agreement of Extension of Maturity of 12% Convertible
      Subordinated Debentures dated April
      30, 1990.

10(25)Forbearance and Modification Agreement dated March 12, 1997, between Jayark Corporation,
      Rosalco, Inc., AVES Audio Visual Systems, Inc., David L.
      Koffman, and State Street Bank and
      Trust Company of Boston, Massachusetts.

10(26)Stock Pledge Agreement dated March 12, 1997, between Jayark
      Corporation and State Street Bank and Trust Company of Boston, Massachusetts.

10(27)Subordination Agreement dated March 12, 1997, between Jayark
      Corporation, Rosalco, Inc.,
      AVES Audio Visual Systems, Inc., David L. Koffman, and
      State Street Bank and Trust Company
      of Boston, Massachusetts.

10(28)Revolving Note dated March 12, 1997 between Jayark Corporation and A-V Texas Holding, LLC.

10(29)Stock Pledge Agreement dated March 12, 1997 between Jayark
      Corporation and A-V Texas
      Holding, LLC.

10(30)Stock Warrant to purchase 3,666,667 shares of common stock dated March 12, 1997 between
      Jayark Corporation and A-V Texas Holding, LLC.

10(31)Commercial Security Agreement dated February 18, 1997, between
      AVES Audio Visual Systems, Inc. and BSB Bank and Trust Company.

10(32)Promissory  Note  dated February 18,1997,  between  AVES  Audio
      Visual Systems, Inc. and BSB
      Bank and Trust Company.

10(33)Commercial Guaranty dated February 18, 1997, between AVES
      AudioVisual Systems, Inc., David L. Koffman and BSB Bank and
      Trust Company.

10(34)Subordinated Promissory Note date March 12, 1997 between
      Rosalco, Inc. and Jayark Corporation.

10(35)Second Forbearance and Modification Agreement dated June 1,
      1997, between State Street Bank
      and Trust Company of Boston, Massachusetts, Rosalco, Inc., and Jayark Corporation.

10(36)Stock  Warrant to purchase 500,000 shares of common stock dated
      March 12, 1997 between
      Jayark Corporation and A-V Texas Holding, LLC.

10(37)Certificate of Amendment of The Certificate of Incorporation of
      Jayark Corporation dated
      July 10, 1998.

10(38)Purchase and Sale Agreement dated June 1, 1998, between Vivax
      Medical Corporation and MED Services Corp.

10(39)Distribution Agreement dated June 1, 1998, between MED Services
      Corp. and Vivax Medical Corporation.

10(40)Revolving Line of Credit Grid Promissory Note dated August 7,
      1998, between MED Services Corp. and Atlantic Bank of New York.

10(41)Security Agreement dated August 7, 1998, between MED Services
      Corp. and Atlantic Bank of New York.

10(42)Amendment to certain 12% Convertible Subordinated Debentures dated April 30, 1990.

10(43)Amendment to certain Note dated March 12, 1997 between Jayark
      Corporation and A-V Texas Holding, LLC.

10(44)Asset Purchase Agreement dated January 5, 2000, between
      Fisher Medical LLC and Fisher Medical Corporation.

10(45)Technology License dated January 5, 2000, between Fisher
      Medical LLC and Fisher Medical Corporation.

10(46)Employment Agreement dated January 5, 2000, between Fisher
      Medical Corporation and Stephen Fisher, Jr.

10(47)Non-Disclosure and Non-Competition Agreement dated January
      5, 2000, between Fisher Medical Corporation and Stephen Fisher,
      Jr.

10(48)Employment Agreement dated January 5, 2000, between Fisher
      Medical Corporation and Stephen Fisher, Sr.

10(49)Non-Disclosure and Non-Competition Agreement dated January
      5, 2000, between Fisher Medical Corporation and Stephen Fisher,
      Sr.

[ARTICLE] 5
[CIK] 0000053260
[NAME] JAYARK CORPORATION

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          APR-30-2000
[PERIOD-START]                             MAY-01-1999
[PERIOD-END]                               APR-30-2000
[CASH]                                         530,540
[SECURITIES]                                         0
[RECEIVABLES]                                1,460,212
[ALLOWANCES]                                  (76,000)
[INVENTORY]                                    480,460
[CURRENT-ASSETS]                             2,485,127
[PP&E]                                         762,692
[DEPRECIATION]                                 328,931
[TOTAL-ASSETS]                               3,239,126
[CURRENT-LIABILITIES]                        2,106,174
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        27,739
[OTHER-SE]                                   (173,358)
[TOTAL-LIABILITY-AND-EQUITY]                 3,239,126
[SALES]                                     13,197,866
[TOTAL-REVENUES]                            13,197,866
[CGS]                                       10,869,794
[TOTAL-COSTS]                               10,869,794
[OTHER-EXPENSES]                             1,889,702
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              96,248
[INCOME-PRETAX]                                342,122
[INCOME-TAX]                                    11,144
[INCOME-CONTINUING]                            330,978
[DISCONTINUED]                                 209,676
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   540,654
[EPS-BASIC]                                        .20
[EPS-DILUTED]                                      .20