Form 10-Q
period 2000-07-31
JAYARK CORP
filed 2000-09-12
CIK 53260

                            UNITED STATES
                 Securities and Exchange Commission
                        Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 2000

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

YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Outstanding at July 31, 2000
     Common Stock $0.01 Par Value                2,766,396

                 Jayark Corporation and Subsidiaries

                               INDEX


                                                                            Page

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - July 31, 2000 and April 30, 2000      3

          Consolidated Statements of Operations - Three Months Ended
           July 31, 2000 and 1999                                             4

          Consolidated Statements of Cash Flows - Three Months Ended
           July 31, 2000 and 1999                                             5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7-9


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    10

          Signatures                                                          11

          Exhibits                                                         12-13

                               Part I.
                               Item I.
                   Consolidated Financial Statements

                 Jayark Corporation and Subsidiaries
                     Consolidated Balance Sheets

                                                   (unaudited)
                                                  July 31, 2000   April 30, 2000
                                                  -------------   --------------

Assets
Current Assets
Cash and Cash Equivalents                              $114,767         $530,540
Accounts Receivable-Trade, less allowance for
  doubtful accounts of $77,000 and $76,000,
  respectively                                        2,285,610        1,384,212
Inventories                                             620,227          480,460
Other Current Assets                                     81,338           89,915
                                                   ------------     ------------
Total Current Assets                                  3,101,942        2,485,127

Non Current Assets
Property & Equipment, less accumulated depreciation
  and amortization                                      482,112          433,761
Goodwill and Other Intangibles less accumulated
  amortization                                          318,140          320,238
                                                   ------------     ------------
Total Non-Current Assets                                800,252          753,999
                                                   ------------     ------------
Total Assets                                         $3,902,194       $3,239,126
                                                   ============     ============


Liabilities
Current Liabilities
Notes Payable & Line of Credit                         $799,060         $368,954
Current Portion of Long Term Debt                       161,332          161,332
Accounts Payable                                        718,166          492,375
Accrued Expenses                                         50,000           50,000
Accrued Salaries                                        597,152          445,640
Accrued Interest                                        504,510          504,510
Other Current Liabilities                                59,597           83,363
                                                   ------------     ------------
Total Current Liabilities                             2,889,817        2,106,174

Long Term Debt                                        1,282,447        1,278,571
                                                   ------------     ------------
Total Liabilities                                     4,172,264        3,384,745


Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized 30,000,000
  Shares, Issued: 2,773,896 and 2,773,860 Shares,
  respectively                                            27,739          27,739
Treasury Stock, at cost, 7,500 shares                      (750)           (750)
Additional Paid-In Capital                            12,598,980      12,598,980
Deficit                                             (12,896,039)    (12,771,588)
                                                    ------------    ------------
Total Stockholders' Deficit                            (270,070)       (145,619)
                                                    ------------    ------------
Total Liabilities & Stockholders' Deficit             $3,902,194      $3,239,126
                                                    ============    ============
           See accompanying notes to consolidated financial statements


                 Jayark Corporation and Subsidiaries
                Consolidated Statements of Operations
                             (Unaudited)

                                                        Three Months Ended
                                                   July 31, 2000   July 31, 1999
                                                    ------------    ------------
Net Revenues                                          $3,928,080      $3,430,942
Cost of Revenues                                       3,357,328       2,883,838
                                                    ------------    ------------
Gross Margin                                             570,752         547,104

Selling, General and Administrative
Expenses                                                 661,248         419,392
                                                    ------------    ------------

Operating Income (Loss)                                 (90,496)         127,712

Other Income (Expense):
Net Interest Expense                                    (33,955)        (27,387)
                                                    ------------    ------------

Pre Tax Earnings (Loss)                                (124,451)         100,325

Provision for Income Taxes                                    --              --
                                                    ------------    ------------

Net Income (Loss)                                     $(124,451)        $100,325
                                                    ============    ============

Basic and Diluted Earnings (Loss) per Common Share:
Net Income (Loss)                                         ($.04)            $.04
                                                    ============    ============

Weighted Average Common Shares:
Basic and Diluted                                      2,766,384       2,766,360
                                                    ============    ============
     See accompanying notes to consolidated financial statements

                 Jayark Corporation and Subsidiaries
                Consolidated Statement of Cash Flows
                             (Unaudited)



                                                        Three Months Ended
                                                    July 31, 2000  July 31, 1999
                                                    -------------  -------------
Cash Flows From Operating Activities:
Net Income (Loss)                                     ($124,451)        $100,325

Adjustments to Reconcile Net Income (Loss) to
  Cash from Operating Activities:
Depreciation and Amortization of Property and
  Equipment                                               42,749          11,294
Amortization of Goodwill and Other Intangibles            16,861           5,340
Changes In Assets and Liabilities:
(Increase) Decrease in Accounts Receivable             (901,398)         406,637
Increase in Inventories                                (139,767)       (166,290)
(Increase) Decrease in Other Current Assets                8,577         (2,718)
Increase (Decrease) in Accounts Payable                  225,791        (71,138)
Increase in Accrued Expenses                                  --           2,120
Increase in Accrued Salaries                             151,512          21,282
Increase (Decrease) in Other Liabilities                (23,766)           4,307
                                                    ------------    ------------
Net Cash Provided By (Used In) Operating Activities    (743,892)         311,159

Cash Flows From Investing Activities:
Purchases of Property and Equipment                     (91,100)         (3,706)
Purchase of Intangibles                                 (14,763)              --
                                                    ------------    ------------
Net Cash Used In Investing Activities                  (105,863)         (3,706)

Cash Flows From Financing Activities:
Proceeds From Issuance of Notes Payable and Line
  of Credit                                              430,106              --
Proceeds From Issuance of Long Term Debt                   5,000              --
Payments of Long Term Debt                               (1,124)         (3,443)
                                                    ------------    ------------
Net Cash Provided By (Used In) Financing Activities      433,982         (3,443)

Net Increase (Decrease) in Cash and Cash Equivalents   (415,773)         304,010
Cash & Cash Equivalents at Beginning of Year             530,540         209,724
                                                    ------------    ------------
Cash & Cash Equivalents at End of Year                  $114,767        $513,734
                                                    ============    ============

Supplemental Disclosures of Cash Flow Information:
Cash Paid For Interest                                    39,122          27,573
                                                    ============    ============


            See accompanying notes to consolidated financial statements

             Notes to Consolidated Financial Statements
                             (Unaudited)

1.   Basis of Presentation

The consolidated financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company").

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 2000, included on the Company's report on Form 10-K. The Company follows the same accounting policies in preparation of interim reports. The Company's operating results for any particular interim period may not be indicative of results for the full year.

2.   Reclassifications

Certain reclassifications have been made in the 1999 financial statements to conform them to the presentation used in the 2000 financial statements.

3.   Segment Data

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

For the quarters ended July 31, 2000 and 1999, the net assets, net revenues and net income of the Company are attributable primarily to the operations of AVES. However, for the quarter ended July 31, 2000, Fisher, which was acquired in January 2000, had net revenues of approximately $8,000 and a net loss of approximately $263,000, primarily due to continuing research and development activities. Fisher's net assets at July 31, 2000, are approximately $467,000.

                               Item 2.
  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Three Months Ended July 31, 2000 as compared to July 31, 1999

                            NET REVENUES

      Consolidated Revenues of $3,928,000 for the three months ended July 31, 2000, increased $497,000, or 14.5%, as compared to the same period in 1999,
primarily due to a $489,000 increase in sales at AVES.   This  increase at AVES
was primarily due to the Company's success at winning some larger contractual school bids for the first quarter of fiscal 2001. Fisher had $8,000 in initial sales of a specialty medical product introduced to the market for evaluation, testing and trials.

                          COST OF REVENUES

     Consolidated Cost of Revenues of $3,357,000 increased $473,000, or 16.4%, as compared to the same period last year. The increase was a result of the increase in sales.

                            GROSS MARGIN

     Consolidated Gross Margin of $571,000 was 14.5% of revenues, as compared to $547,000, or 16.0%, for the same period last year. This decrease in gross margin percentage was a result of the lower margins typically experienced with larger contractual bids similar to those awarded to AVES in the first quarter of fiscal 2001.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated Expenses of $661,000 increased $242,000 or 57.7% as compared to the same period last year. This increase was principally due to $221,000 in expenses incurred by Fisher. These expenses were the result of the continued research, development and production of specialty medical products for introduction to the market for evaluation, testing and trials. AVES' spending increased $13,000 as compared to the same period last year primarily due to increased payroll expenses. Corporate expenses increased $4,000 as compared to last year. Med's expenses increased $4,000 as compared to the same period last year.

                       OPERATING INCOME (LOSS)

      Consolidated Operating Loss of $90,000 increased $218,000, or 170.9%, as compared to consolidated operating income of $128,000 for the same period last year. This increased loss was a result of the expenses incurred by Fisher for their research and development efforts.

                          INTEREST EXPENSE

      Consolidated Net Interest Expense of $34,000 increased $7,000, or 24.0%. This increase was the result of an increase in the outstanding balance on the Company's line of credit primarily due to funds used for the new subsidiary, Fisher.

                          NET INCOME (LOSS)

      Consolidated Net Loss of $124,000 increased as compared to consolidated net income of $100,000 during the same period last year. The $224,000 increased loss, or 224.0%, was essentially a result of the $221,000 in expenses recognized at Fisher due to research, development and production activities. The operating results of AVES continue to be consistent and strong as compared to the first quarter of fiscal 2000.

                   LIQUIDITY AND CAPITAL RESOURCES

Consolidated open lines of credit available to the Company for borrowing were $451,000 at July 31, 2000, and $881,000 at April 30, 2000. The increase in borrowing levels is primarily due a temporary increase in accounts receivable due to the larger contractual bids billed by AVES in the first quarter of fiscal 2001. In addition, the loss experienced at Fisher due to selling, general and administrative expenses, resulting from research, development and production activities, contributed to increased borrowing levels on the Company's line of credit. It is the opinion of the Company's management that operating expenses, as well as obligations due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working capital was $212,000 at July 31, 2000, compared with $379,000 at April 30, 2000. The decrease in working capital is largely due to the operating loss incurred in the first quarter of fiscal 2001.

Net cash used by operating activities was $744,000 in 2000 as compared with net cash provided of $311,000 in 1999. This increase in net cash used was due to increases in net losses, resulting from increased selling, general and administrative expenses at Fisher, increases in accounts receivable, attributable to the larger contractual bids billed by AVES in the first quarter of fiscal 2001, and increased inventory levels. These increases in net cash used were partially offset by net cash provided by increases in accounts payable and accrued salaries.

Cash flows used in investing activities were $106,000 in 2000 as compared to $4,000 in 1999. This increase was principally due to purchases of property, equipment and intangibles at Fisher for the development of specialty medical products.

Net cash provided by financing activities was $434,000 in 2000, compared to cash used of $3,000 in 1999, due to increased borrowing on the Company's line of credit.

All per share and weighted average share amounts have been restated to reflect the one for ten reverse stock split that was effective on January 7, 2000 at which time each ten (10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and nonassessable share of Common Stock of the Corporation, par value $.01 per share.

Subsequent Events

On August 25, 2000, Fisher amended its January 5, 2000, employment agreements with Stephen Fisher, Sr. and Stephen Fisher, II. to provide the Employees with an equity position in the Company to provide additional incentive to the Employees. The amendments grant the Employees a Non-Qualified Incentive Stock Option to purchase 125,000 shares of the Common Stock of Jayark Corporation at a price equal to $1.15, such option to be immediately exercisable and shall expire on the expiration of the Employment Agreement.

                     PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     10(50)     Amendment to Employment Agreement dated  August  25,
     2000,  between  Fisher Medical Corporation and Stephen  Fisher,
     Sr.

     10(51)     Amendment to Employment Agreement dated  August  25,
     2000,  between  Fisher Medical Corporation and Stephen  Fisher,
     II.

     (b)  Report on Form 8-K - None

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/ David L. Koffman                    September 12, 2000
     David L. Koffman, President
     Chief Executive Officer



     /s/ Robert C. Nolt                      September 12, 2000
     Robert C. Nolt
     Chief Financial Officer

                              Exhibits

10(50)

                  AMENDMENT TO EMPLOYMENT AGREEMENT

     This Amendment dated as of August 25, 2000 (the Amendment) to that certain Employment Agreement dated as of January 5, 2000 (the Employment Agreement) by and between Fisher Medical Corporation, a Nevada corporation (the Company) and Stephen M. Fisher, Sr. (the Employee)

     WHEREAS, the Company and the Employee are parties to the Employment Agreement and wish to amend the Employment Agreement as herein provided in order to provide Employee with an equity position in the Company to provide additional incentive for the Employee

     NOW THEREFOR, in consideration of the premises, and other good and valuable consideration the receipt and sufficiency if which is hereby acknowledged, the parties agree as follows:

     1. The Employment Agreement is amended by adding a new Section 3B, such new Section 3B to following existing Section 3 and to read as follows:

     Section 3B Equity Position. In order to allow Employee to participate in the increased value of the Company the Company's parent, Jayark Corporation shall, and does hereby, grant to the Employee a Non-Qualified Incentive Stock Option to purchase 125,000 shares of the Common Stock of Jayark Corporation at a price equal $1.15, such option to be immediately exercisable and shall expire on the expiration of the Employment Agreement.

     2. All other terms and provisions of the Employment Agreement shall remain in full force and effect.

     IN WITNESS WHEREFOR, the parties have executed and delivered this Amendment as of the date first above written.

Agreed and consented to

JAYARK CORPORATION

By:  /s/ David L. Koffman
     David L. Koffman, Chief Executive Officer

FISHER MEDICAL CORPORATION

By: /s/ David L. Koffman
    David L. Koffman, Vice-President

EMPLOYEE

By:  /s/ Stephen M. Fisher, Sr.
     Stephen M. Fisher, Sr.

10(51)

                  AMENDMENT TO EMPLOYMENT AGREEMENT

     This Amendment dated as of August 25, 2000 (the Amendment) to that certain Employment Agreement dated as of January 5, 2000 (the Employment Agreement) by and between Fisher Medical Corporation, a Nevada corporation (the Company) and Stephen M. Fisher, II. (the Employee)

     WHEREAS, the Company and the Employee are parties to the Employment Agreement and wish to amend the Employment Agreement as herein provided in order to provide Employee with an equity position in the Company to provide additional incentive for the Employee

     NOW THEREFOR, in consideration of the premises, and other good and valuable consideration the receipt and sufficiency if which is hereby acknowledged, the parties agree as follows:

     1. The Employment Agreement is amended by adding a new Section 3B, such new Section 3B to following existing Section 3 and to read as follows:

     Section 3B Equity Position. In order to allow Employee to participate in the increased value of the Company the Company's parent, Jayark Corporation shall, and does hereby, grant to the Employee a Non-Qualified Incentive Stock Option to purchase 125,000 shares of the Common Stock of Jayark Corporation at a price equal $1.15, such option to be immediately exercisable and shall expire on the expiration of the Employment Agreement.

     2. All other terms and provisions of the Employment Agreement shall remain in full force and effect.

     IN WITNESS WHEREFOR, the parties have executed and delivered this Amendment as of the date first above written.

Agreed and consented to

JAYARK CORPORATION

By: /s/ David L. Koffman
    David L. Koffman, Chief Executive Officer

FISHER MEDICAL CORPORATION

By: /s/ David L. Koffman
    David L. Koffman, Vice-President

EMPLOYEE

By: /s/ Stephen M. Fisher, II
    Stephen M. Fisher, II

[ARTICLE] 5
[CIK] 0000053260
[NAME] JAYARK CORPORATION

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          APR-30-2001
[PERIOD-START]                             MAY-01-2000
[PERIOD-END]                               JUL-31-2000
[CASH]                                         114,767
[SECURITIES]                                         0
[RECEIVABLES]                                2,362,610
[ALLOWANCES]                                  (77,000)
[INVENTORY]                                    620,227
[CURRENT-ASSETS]                             3,101,942
[PP&E]                                         831,974
[DEPRECIATION]                                 349,862
[TOTAL-ASSETS]                               3,902,194
[CURRENT-LIABILITIES]                        2,889,817
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        27,739
[OTHER-SE]                                   (297,809)
[TOTAL-LIABILITY-AND-EQUITY]                 3,902,194
[SALES]                                      3,928,080
[TOTAL-REVENUES]                             3,928,080
[CGS]                                        3,357,328
[TOTAL-COSTS]                                3,357,328
[OTHER-EXPENSES]                               661,248
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              33,955
[INCOME-PRETAX]                              (124,451)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (124,451)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (124,451)
[EPS-BASIC]                                      (.04)
[EPS-DILUTED]                                    (.04)