Form 10-Q
period 2000-10-31
JAYARK CORP
filed 2000-12-29
CIK 53260

                                  UNITED STATES
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended: OCTOBER 31, 2000
                               ------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                       to
                               ---------------------    ----------------------

                                     0-3255
                                   ----------
                            (Commission File Number)

                               JAYARK CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               13-1864519
         --------------------------                     ---------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                  300 PLAZA DRIVE, VESTAL, NEW YORK        13850
                  ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (607) 729-9331
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                      Outstanding at November 30, 2000
          --------------------------            --------------------------------
         COMMON STOCK $0.01 PAR VALUE                      2,766,396

                       JAYARK CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED CONDENSED BALANCE SHEETS -
           OCTOBER 31, 2000 AND APRIL 30, 2000............................. 3-4

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - THREE AND
           SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999...................... 5

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - THREE MONTHS
           ENDED OCTOBER 31, 2000 AND 1999................................. 6

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.............. 7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................... 9-14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........ 15

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-KA......................... 15

         SIGNATURES........................................................ 16

                                     PART I.
                                     ITEM I.
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       Jayark Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                  (unaudited)
                                                                October 31, 2000  April 30, 2000
                                                                --------------------------------
Assets
Current Assets
  Cash and Cash Equivalents                                        $  650,095       $  530,540
  Accounts Receivable-Trade, less allowance for doubtful
     Accounts of $94,000 and $76,000, respectively                  1,622,817        1,384,212
  Inventories - All Finished Goods                                    553,675          480,460
  Other Current Assets                                                 84,297           89,915
                                                                   ---------------------------
      Total Current Assets                                          2,910,884        2,485,127
                                                                   ---------------------------

Property & Equipment, net                                             585,299          433,761
Goodwill and Other Intangibles less accumulated amortization          332,879          320,238
                                                                   ---------------------------
      Total Assets                                                 $3,829,062       $3,239,126
                                                                   ===========================

Liabilities
Current Liabilities
  Notes Payable                                                    $  250,000              $--
  Line of Credit                                                      499,060          368,954
  Current Portion of Long Term Debt                                   161,332          161,332
  Accounts Payable                                                    563,812          492,375
  Accrued Expenses                                                     50,000           50,000
  Accrued Salaries                                                    631,587          445,640
  Accrued Interest - To Related Parties                               504,510          504,510
  Other Current Liabilities                                            71,019           83,363
                                                                   ---------------------------
      Total Current Liabilities                                     2,731,320        2,106,174

Long Term Debt                                                      1,282,085        1,278,571
                                                                   ---------------------------
      Total Liabilities                                             4,013,405        3,384,745
                                                                   ---------------------------

                                                                         (unaudited)
                                                                      October 31, 2000  April 30, 2000
                                                                      --------------------------------
Company-obligated mandatorily redeemable preferred stock of subsidiary        199,500              --

Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized 30,000,000 Shares,
    Issued: 2,773,896 and 2,773,860 Shares, respectively                       27,739          27,739
Additional Paid-In Capital                                                 12,598,980      12,598,980
Deficit                                                                   (13,009,812)    (12,771,588)
Treasury Stock, at cost, 7,500 shares                                            (750)           (750)
                                                                         ----------------------------
      Total Stockholders' Deficit                                            (383,843)       (145,619)
                                                                         ----------------------------
      Total Liabilities & Stockholders' Deficit                          $  3,829,062    $  3,239,126
                                                                         ============================

      See accompanying notes to consolidated condensed financial statements

                       Jayark Corporation and Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended October       Six Months Ended October
                                                                         31, 2000                          31, 2000
                                                          -----------------------------------------------------------------------
                                                          October 31, 2000   October 31, 1999  October 31, 2000  October 31, 1999
                                                          -----------------------------------------------------------------------
Net Revenues                                                  $3,063,945         $3,657,061        $6,992,025        $7,088,003
Cost of Revenues                                               2,524,915          3,010,907         5,882,244         5,894,745
                                                          -----------------------------------------------------------------------
  Gross Margin                                                   539,030            646,154         1,109,781         1,193,258
Selling, General and Administrative Expenses                     614,985            402,401         1,276,233           821,792
                                                          -----------------------------------------------------------------------
Operating Income (Loss)                                         (75,955)            243,753         (166,452)           371,466
Other Income (Expense):
  Interest Expense, Net                                         (37,817)           (27,924)          (71,772)          (55,312)
                                                          -----------------------------------------------------------------------
Pre Tax Earnings (Loss)                                        (113,772)            215,829         (238,224)           316,154
Provision for Income Taxes                                            --                 --                --                --
                                                          -----------------------------------------------------------------------
Net Income (Loss)                                             ($113,772)           $215,829        ($238,224)          $316,154
                                                          =======================================================================
Basic and Diluted Earnings (Loss) per Common Share:
  Net Income (Loss)                                               ($.04)               $.08            ($.09)              $.11
                                                          =======================================================================
Weighted Average Common Shares:
  Basic and Diluted                                            2,766,396          2,766,360         2,766,390         2,766,360
                                                          =======================================================================

      See accompanying notes to consolidated condensed financial statements

                       Jayark Corporation and Subsidiaries
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended
                                                                   October 31,     October 31,
                                                                       2000            1999
                                                               ----------------------------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                ($238,224)        $ 316,154

Adjustments to Reconcile Net Income (Loss) to Cash Provided
 By (Used In) Operating Activities:
  Depreciation and Amortization of Property and Equipment             84,500            22,978
  Amortization of Goodwill and Other Intangibles                       2,452            10,680
Changes In Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                        (238,605)          165,335
  Increase in Inventories                                            (73,215)          (71,363)
  Decrease in Other Current Assets                                     5,618             1,656
  Increase (Decrease) in Accounts Payable                             71,437          (224,573)
  Increase in Accrued Expenses                                            --             2,120
  Increase in Accrued Salaries                                       185,947            60,646
  Increase (Decrease) in Other Liabilities                           (12,344)           11,834
                                                                   ---------------------------
      Net Cash Provided By (Used In) Operating Activities           (212,433)          295,467
                                                                   ---------------------------
Cash Flows From Investing Activities:
  Purchases of Property and Equipment                               (236,038)          (23,314)
  Purchase of Intangibles                                            (15,093)               --
                                                                   ---------------------------
      Net Cash Used In Investing Activities                         (251,131)          (23,314)
                                                                   ---------------------------

Cash Flows From Financing Activities:
  Proceeds From Issuance of Notes Payable                            250,000                --
  Advances on Line of Credit                                         130,106                --
  Proceeds From Issuance of Long Term Debt                             5,000                --
  Payments of Long Term Debt                                          (1,486)          (36,867)
  Proceeds from Issuance of  Company-obligated mandatorily
    redeemable preferred stock of subsidiary                         199,500                --
                                                                   ---------------------------
      Net Cash Provided By (Used In) Financing Activities            583,119           (36,867)
                                                                   ---------------------------

Net Increase in Cash and Cash Equivalents                            119,555           235,286
Cash & Cash Equivalents at Beginning of Year                         530,540           209,724
                                                                   ---------------------------
Cash & Cash Equivalents at End of Year                             $ 650,095         $ 445,010
                                                                   ===========================
Supplemental Disclosures of Cash Flow Information:
  Cash Paid For Interest                                           $  56,854         $  55,312
                                                                   ===========================

      See accompanying notes to consolidated condensed financial statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

The consolidated condensed financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company").

The accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 2000, included on the Company's report on Form 10-K. The Company follows the same accounting policies in preparation of interim reports. The Company's operating results for any particular interim period may not be indicative of results for the full year.

2.  Reclassifications

Certain reclassifications have been made in the 2000 financial statements to conform to the presentation used in the 2001 financial statements.

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

For the quarters ended October 31, 2000 and 1999, the total assets and net revenues of the Company are attributable primarily to the operations of AVES. However, for the quarter ended October 31, 2000, Fisher, which was acquired in January 2000, prior to which Fisher had no significant operations, had net revenues of approximately $10,000 and a net loss of approximately $246,000, primarily due to continuing research and development activities. Fisher's total assets at October 31, 2000, are approximately $730,000. For the six months ended October 31, 2000, Fisher had net revenues of approximately $18,000 and a net loss of approximately $509,000. AVES had net revenues of approximately $3,054,000 and net income of approximately $149,000 for the three months ended October 31, 2000. AVES had net revenues of approximately $6,973,000 and net income of approximately $314,000 for the six months ended October 31, 2000.

4.  Notes Payable

In October 2000, the Company issued a promissory note in the amount of $250,000. The note bears interest at 9.5% and is due January 1, 2001. The Company intends to renew this promissory note for an additional 90 days in January, 2001.

5.  Preferred Stock

 In October, 2000 the Company authorized 20,000 shares of Fisher Medical 8% Cumulative Convertible Preferred Stock. The Preferred Stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The Preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The Preferred shares are also convertible into an equal number of Fisher Medical Corporation common stock shares on a one to one basis. As of October 31, 2000 the Company has issued 1,995 shares of Fisher Medical Preferred Stock for $199,500.

                                     ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

       THREE MONTHS ENDED OCTOBER 31, 2000 AS COMPARED TO OCTOBER 31, 1999

--------------------------------------------------------------------------------
                                  NET REVENUES
--------------------------------------------------------------------------------

         Net Revenues of $3,064,000 for the three months ended October 31, 2000, decreased $593,000, or 16.2%, as compared to the same period in 1999, primarily due to a $603,000 decrease in sales at AVES. This decrease at AVES was primarily due to a decrease in direct sales compared to the prior year due to a number of one time sales opportunities in the prior year and the dramatic decrease in cost of video equipment over the past year. Fisher had $10,000 in initial sales of a specialty medical product introduced to the market for evaluation, testing and trials.

--------------------------------------------------------------------------------
                                COST OF REVENUES
--------------------------------------------------------------------------------

         Cost of Revenues of $2,525,000 decreased $486,000, or 16.1%, as compared to the same period last year. The decrease was principally a result of the decrease in sales at AVES.

--------------------------------------------------------------------------------
                                  GROSS MARGIN
--------------------------------------------------------------------------------

         Gross Margin of $539,000 was 17.6% of revenues, as compared to $646,000, or 17.7%, for the same period last year. The Company experienced lower unit sales with profit margins comparable to the prior year, despite the decrease in revenues.

--------------------------------------------------------------------------------
                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------

         Selling, General and Administrative Expenses of $615,000 increased $213,000 or 52.8% as compared to the same period last year. This increase was principally due to $202,000 in expenses incurred by Fisher. These expenses were the result of the continued research, development and production of specialty medical products for introduction to the market for evaluation, testing and trials. AVES' spending increased $13,000 as compared to the same period last year primarily due to increased payroll expenses. Corporate expenses increased $21,000 principally due to increased professional fees and payroll expenses as compared to last year, which was offset by a $24,000 decrease in Med's expenses due to their lower level of business activity as compared to the same period last year.

--------------------------------------------------------------------------------
                             OPERATING INCOME (LOSS)
--------------------------------------------------------------------------------

         Operating Loss of $76,000 increased $320,000, or 131.2%, as compared to consolidated operating income of $244,000 for the same period last year. This increased loss was due principally to the $198,000 loss at Fisher for continuing research and development efforts, as well as the $124,000 decrease in operating income at AVES due to lower sales.

--------------------------------------------------------------------------------
                              NET INTEREST EXPENSE
--------------------------------------------------------------------------------

         Net Interest Expense of $38,000 increased $10,000, or 35.4%. This increase was the result of an increase in the outstanding balance on the Company's line of credit and notes payable primarily due to funds used for the new subsidiary, Fisher.

--------------------------------------------------------------------------------
                                NET INCOME (LOSS)
--------------------------------------------------------------------------------

         Net Loss of $114,000 increased $330,000 as compared to consolidated net income of $216,000 during the same period last year. The $330,000 increased loss, or 152.8%, was essentially a result of the $202,000 in expenses recognized at Fisher due to research, development and production activities, as well as the $116,000 decrease in net income at AVES due to lower sales levels.

        SIX MONTHS ENDED OCTOBER 31, 2000 AS COMPARED TO OCTOBER 31, 1999

--------------------------------------------------------------------------------
                                  NET REVENUES
--------------------------------------------------------------------------------

         Net Revenues of $6,992,000 for the six months ended October 31, 2000 decreased $96,000, or 1.4%, as compared to the same period in 1999, primarily due to a $115,000 decrease in sales at AVES. The decrease at AVES was primarily due to a decrease in the selling price and cost of video equipment, offset by the Company's success at winning some larger contractual school bids in fiscal 2001.

--------------------------------------------------------------------------------
                                COST OF REVENUES
--------------------------------------------------------------------------------

         Cost of Revenues of $5,882,000 decreased $13,000, or 0.2%, as compared to the same period last year. The decrease was principally a result of the decrease in sales at AVES.

--------------------------------------------------------------------------------
                                  GROSS MARGIN
--------------------------------------------------------------------------------

         Gross Margin of $1,110,000 was 15.9% of revenues, as compared to $1,193,000, or 16.8%, for the same period last year. The decrease was principally due to AVES experiencing lower unit sales with profit margins lower than the prior year, which was partially offset by a decrease in the cost of video equipment.

--------------------------------------------------------------------------------
                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------

         Selling, General and Administrative Expenses of $1,276,000 increased $454,000, or 55.3% as compared to the same period last year. This increase was principally due to $423,000 in expenses incurred by Fisher. These expenses were the result of the continued research, development and production of specialty medical products for introduction to the market for evaluation, testing and trials. AVES' spending increased $25,000 as compared to the same period last year primarily due to increased payroll expenses. Corporate expenses increased $26,000 principally due to increased professional fees and payroll expenses as compared to the prior year, which was offset by a $20,000 decrease in Med's expenses due to their lower level of business activity as compared to the prior year.

--------------------------------------------------------------------------------
                             OPERATING INCOME (LOSS)
--------------------------------------------------------------------------------

         Operating Loss of $167,000 increased $538,000,or 144.8%, as compared to consolidating operating income of $371,000 for the same period last year. This increased loss was due principally to the $415,000 loss at Fisher for continuing research and development efforts, as well as the $117,000 decrease in operating income at AVES due to lower sales and gross margin with increased operating expenses.

--------------------------------------------------------------------------------
                              NET INTEREST EXPENSE
--------------------------------------------------------------------------------

         Net Interest Expense of $72,000 increased $17,000 or 30.9%. This increase was the result of an increase in the outstanding balance on the Company's line of credit and notes payable primarily due to funds used for the new subsidiary, Fisher.

--------------------------------------------------------------------------------
                                NET INCOME (LOSS)
--------------------------------------------------------------------------------

         Net Loss of $238,000 increased $554,000 as compared to consolidated net income of $316,000 during the same period last year. The $554,000 increased loss, or 175.3%, was essentially a result of the $423,000 in expenses recognized at Fisher due to research, development and production activities, as well as the $99,000 decrease in net income at AVES due to lower sales level and gross margin with increased operating expenses.

--------------------------------------------------------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital was $180,000 at October 31, 2000, compared with $379,000 at April 30, 2000. The decrease in working capital is largely due to the loss incurred in the first six months of fiscal 2001.

In October 2000, the Company issued a promissory note in the amount of $250,000. The note bears interest at 9.5% and is due January 1, 2001. The Company intends to renew this promissory note for an additional 90 days in January, 2001. In October, 2000 the Company also authorized 20,000 shares of Fisher Medical Senior 8% Cumulative Convertible Preferred Stock. The Preferred Stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The Preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The Preferred shares are also convertible into an equal number of Fisher Medical Corporation common stock shares on a one to one basis. As of October 31, 2000 the Company has issued 1,995 shares of the Fisher Medical Preferred Stock for $199,500.

Consolidated open lines of credit available to the Company for borrowing were $751,000 at October 31, 2000, and $881,000 at April 30, 2000. A combination of funds available through lines of credit sources, proceeds from issuance of Fisher Preferred Stock, anticipated cash flows from operations and existing cash balances is expected to provide adequate funds to meet planned requirements for the coming year.

Net cash used by operating activities was $212,000 in fiscal 2001 as compared with net cash provided of $295,000 in fiscal 2000. This increase in net cash used was primarily due to increases in net losses, resulting from increased selling, general and administrative expenses at Fisher, increases in accounts receivable, attributable to the larger contractual bids billed by AVES in the first quarter of fiscal 2001, and increased inventory levels. These increases in net cash used were partially offset by net cash provided by increases in accounts payable and accrued salaries.

Cash flows used in investing activities were $251,000 in fiscal 2001 as compared to $23,000 in fiscal 2000. This increase was principally due to purchases of property, equipment and intangibles at Fisher for the development of specialty medical products.

Net cash provided by financing activities was $583,000 in fiscal 2001, compared to cash used of $37,000 in fiscal 2000, due to increased borrowing on the Company's line of credit and notes payable and the proceeds from the issuance of Fisher Medical Corporation Senior 8% Cumulative Convertible Preferred Stock.

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

YEAR 2000 STATUS

The Company used both internal and external resources to identify, correct, upgrade or replace and test its IT systems and embedded chip equipment for year 2000 compliance. To date, the Company has not incurred significant costs or experienced any material adverse consequences associated with the Year 2000 date change. The Company is not aware of any remaining significant problems related to Year 2000 issues but is continuing to monitor the status of suppliers and vendors through the balance of calendar 2000. There can be no assurance that the Company, or one of the entities it does business with, will not experience a Year 2000 problem that could have a material adverse effect on the Company. The Company will continue to monitor this situation and attempt to expeditiously address any issues that may arise.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 30, 1998 the financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not expect the implementation of SFAS No. 133 to have a material impact on its consolidated financial position, liquidity, or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company has reviewed SAB 101 and believes that the Bulletin will not have a significant effect on its financial statements.

In March 2000, the FASB issued its Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The Company does not expect the implementation of these guidelines to have a material impact on its consolidated financial position, liquidity, or results of operations.

FORWARD-LOOKING CAUTIONARY STATEMENT

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no such items subject to market risk.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

(b)      Report on Form 8-K and Form 8-KA
         1.   Other Events

         Change in Registrant's Certifying Accountant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JAYARK CORPORATION
                                       ------------------
                                       Registrant

/s/ David L. Koffman                                          December 13, 2000
--------------------------------------------                  -----------------
David L. Koffman, President
Chief Executive Officer


/s/ Robert C. Nolt                                            December 13, 2000
--------------------------------------------                  -----------------
Robert C. Nolt
Chief Financial Officer