Form 10-Q
period 2001-01-31
JAYARK CORP
filed 2001-03-19
CIK 53260

                            UNITED STATES
                 Securities and Exchange Commission
                        Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 2001

                                 Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to


                                   0-3255
                      (Commission File Number)

                             JAYARK CORPORATION
       (Exact name of registrant as specified in its charter)

       DELAWARE                        13-1864519
(State of incorporation)    (IRS Employer Identification No.)

               300 Plaza Drive, Vestal, New York    13850
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

          Class               Outstanding at February 28, 2001
Common Stock $0.01 Par Value            2,766,396

                 Jayark Corporation and Subsidiaries

                                INDEX


                                                                            Page

Part I.   FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets -
            January 31, 2001 and April 30, 2000                               3

          Consolidated Condensed Statements of Operations - Three and
            Nine Months Ended January 31, 2001 and 2000                       4

          Consolidated Condensed Statements of Cash Flows - Nine Months
           Ended January 31, 2001 and 2000                                    5

          Notes to Consolidated Financial Statements                        6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-13


Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13

Part II.  OTHER INFORMATION

Item 4.   Submission of Matter to a Vote of Security Holders                 14

Item 6.   Exhibits and Reports on Form 8-K                                   14

          Signatures                                                         15

PART I.
ITEM 1.   Consolidated Condensed Financial Statements

                 Jayark Corporation and Subsidiaries
                Consolidated Condensed Balance Sheets


                                                  (unaudited)
                                                January 31, 2001  April 30, 2000
                                                ----------------  --------------

Assets
Current Assets:
  Cash and Cash Equivalents                        $  832,417       $  530,540
  Accounts Receivable-Trade, less allowance for doubtful accounts
    of $62,000 and $76,000, respectively            1,461,432        1,384,212
  Inventories                                         521,256          480,460
  Other Current Assets                                 50,618           89,915
                                                ----------------  --------------
      Total Current Assets                          2,865,723        2,485,127
                                                ----------------  --------------

Property & Equipment, net                             571,239          433,761
Goodwill and Other Intangibles,
    less accumulated amortization                     337,881          320,238
                                                ----------------  --------------
      Total Assets                                 $3,774,843       $3,239,126
                                                ================  ==============

Liabilities
Current Liabilities:
  Notes Payable                                    $  225,000       $   --
  Line of Credit                                      499,060          368,954
  Current Portion of Long Term Debt                   161,332          161,332
  Accounts Payable                                    644,949          492,375
  Accrued Expenses                                     55,587           50,000
  Accrued Salaries                                    633,111          445,640
  Accrued Interest - Related Parties                  504,510          504,510
  Other Current Liabilities                            69,725           83,363
                                                ----------------  --------------
      Total Current Liabilities                     2,793,274        2,106,174

Long Term Debt, excluding current portion           1,232,713        1,278,571
                                                ----------------  --------------
      Total Liabilities                             4,025,987        3,384,745
                                                ----------------  --------------

8% Cumulative Convertible Preferred
    Stock of Subsidiary                               379,500           --


Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized
    30,000,000 Shares, Issued: 2,773,896
    and 2,773,860 Shares, respectively                 27,739           27,739
Additional Paid-In Capital                         12,598,980       12,598,980
Accumulated Deficit                               (13,256,613)     (12,771,588)
Treasury Stock, at cost, 7,500 shares                    (750)            (750)
                                                ----------------  --------------
      Total Stockholders' Deficit                    (630,644)        (145,619)
                                                ----------------  --------------
      Total Liabilities & Stockholders' Deficit    $3,774,843       $3,239,126
                                                ================  ==============



     See accompanying notes to consolidated condensed financial statements

                 Jayark Corporation and Subsidiaries
           Consolidated Condensed Statements of Operations
                             (Unaudited)


                                 Three Months Ended       Nine Months Ended
                              January 31,  January 31,  January 31,  January 31,
                                 2001         2000         2001          2000
                              -----------  -----------  -----------  -----------

Net Revenues                  $2,808,090   $2,823,951   $9,800,116   $9,911,953
Cost of Revenues               2,360,408    2,306,901    8,242,652    8,201,646
                              -----------  -----------  -----------  -----------
  Gross Margin                   447,682      517,050    1,557,464    1,710,307

Selling, General and
  Administrative Expenses        654,368      452,134    1,930,601    1,273,926
                              -----------  -----------  -----------  -----------

Operating Income (Loss)         (206,686)      64,916     (373,137)     436,381

Interest Expense, Net             40,116       27,755      111,888       83,067
                              -----------  -----------  -----------  ----------

Earnings (Loss) Before
  Income Taxes                  (246,802)      37,161     (485,025)     353,314

Income Taxes                        --           --           --          --
                              -----------  -----------  -----------  -----------

Net Income (Loss)              $(246,802)     $37,161    $(485,025)    $353,314
                              ===========  ===========  ===========  ===========

Basic and Diluted Earnings (Loss) per Common Share:
  Net Income (Loss)                ($.09)        $.01        ($.18)        $.13
                              ===========  ===========  ===========  ===========

Weighted Average Common Shares:
  Basic and Diluted            2,766,396    2,766,360    2,766,392    2,766,360
                              ===========  ===========  ===========  ===========

     See accompanying notes to consolidated condensed financial statements


                 Jayark Corporation and Subsidiaries
           Consolidated Condensed Statement of Cash Flows
                             (Unaudited)


                                                           Nine Months Ended
                                                        January 31,  January 31,
                                                           2001         2000
                                                        -----------  -----------

Cash Flows From Operating Activities:
  Net Income (Loss)                                      $(485,025)    $353,314

Adjustments to Reconcile Net Income (Loss) to Cash
 Provided By (Used In) Operating Activities:
  Depreciation and Amortization of Property and Equipment  132,584       37,020
  Amortization of Goodwill and Other Intangibles             9,442       18,379
Changes In Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable               (77,220)     619,165
  Increase in Inventories                                  (40,796)     (15,351)
  (Increase) Decrease in Other Current Assets               39,297      (52,649)
  Increase (Decrease) in Accounts Payable                  152,574     (237,513)
  Increase in Accrued Expenses                               5,587        5,328
  Increase in Accrued Salaries                             187,471       89,701
  Increase (Decrease) in Other Liabilities                 (13,638)      17,448
                                                        -----------  -----------
      Net Cash Provided By (Used In) Operating Activities  (89,724)     834,842
                                                        -----------  -----------

Cash Flows From Investing Activities:
  Purchases of Property and Equipment                     (270,062)    (259,155)
  Purchase of Intangibles                                  (27,085)     (95,354)
                                                        -----------  -----------
      Net Cash Used In Investing Activities               (297,147)    (354,509)
                                                        -----------  -----------

Cash Flows From Financing Activities:
  Proceeds From Issuance of Notes Payable                  225,000        --
  Advances on Line of Credit                               130,106       75,000
  Proceeds From Issuance of Long Term Debt                    --         46,455
  Payments of Long Term Debt                               (45,858)    (142,920)
  Proceeds from Issuance of 8% Cumulative Convertible
    Preferred Stock of Subsidiary                          379,500        --
                                                        -----------  -----------
      Net Cash Provided By (Used In) Financing Activities  688,748      (21,465)
                                                        -----------  -----------

Net Increase in Cash and Cash Equivalents                  301,877      458,868
Cash & Cash Equivalents at Beginning of Period             530,540      209,724
                                                        -----------  -----------
Cash & Cash Equivalents at End of Period                  $832,417     $668,592
                                                        ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid For Interest                                  $124,621      $85,482
                                                        ===========  ===========

     See accompanying notes to consolidated condensed financial statements


        Notes to Consolidated Condensed Financial Statements
                             (Unaudited)

1.   Basis of Presentation

The consolidated condensed financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company").

The accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 2000, included on the Company's report on Form 10-K. The Company follows the same accounting policies in preparation of interim reports. The Company's operating results for any particular interim period may not be indicative of results for the full year.

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

                                                         Corporate
                                                            and
                              AVES     Fisher     Med   Unallocated Consolidated
                           ---------- --------- -------- ---------   ----------


Three Months Ended January 31, 2001
 Net Sales                $2,801,990    $6,100     $--      $--      $2,808,090
 Depreciation and Amort       17,622    30,278    1,834     5,340        55,074
 Net Operating Income(Loss)  102,740  (233,498)  (2,458)  (73,470)     (206,686)
 Net Income (Loss)            69,446  (282,988)  (2,458)  (30,802)     (246,802)

Three Months Ended January 31,2000
 Net Sales                 2,823,951     --         --       --       2,823,951
 Depreciation and Amort       11,826     3,519    1,056     5,340        21,741
 Net Operating Income(Loss)  187,149   (32,559)  (5,646)  (84,028)       64,916
 Net Income (Loss)           143,024   (32,559)  (5,646)  (67,658)       37,161

Nine Months Ended January 31, 2001
 Net Sales                 9,775,466    24,650      --       --       9,800,116
 Depreciation and Amort       53,133    69,386    4,151    15,356       142,026
 Net Operating Income (Loss) 487,776  (648,066)  (8,441) (204,406)     (373,137)
 Net Income (Loss)           383,242  (792,184)   4,334   (80,417)     (485,025)

Nine Months Ended January 31,2000
 Net Sales                 9,911,953     --         --       --       9,911,953
 Depreciation and Amort       35,378     3,519    1,056    15,446        55,399
 Net Operating Income (Loss) 689,656   (32,559) (31,919) (188,797)      436,381
 Net Income (Loss)           555,531   (32,559) (31,919) (137,739)      353,314

Total Identifiable Assets at
 January 31, 2001          2,618,452   691,653  228,206   236,532     3,774,843

Total Identifiable Assets at
  April 30, 2000           2,483,385   406,170   94,855   254,716     3,239,126


4.   Notes Payable

In January 2001, the Company renewed its promissory note, originally issued in October 2000 in the amount of $250,000, for $225,000. This note bears interest at the prime rate, or 9% for the quarter ending January 31, 2001. The new note is due April 1, 2001.

5.   Preferred Stock

 In October 2000, the Company authorized 20,000 shares of Fisher
Medical 8% Cumulative Convertible   Preferred Stock.  The Preferred
Stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The Preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The Preferred shares are also convertible into an equal number of Fisher Medical Corporation common stock shares on a one to one basis. As of January 31, 2001 the Company has issued 3,795 shares of Fisher Medical Preferred Stock for $379,500.

ITEM 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

 Three Months Ended January 31, 2001 as compared to January 31, 2000

                            NET REVENUES

      Net Revenues of $2,808,000 for the three months ended January 31, 2001, decreased $16,000, or .6%, as compared to the same period in 2000. This is a result of a $22,000 decrease at AVES, despite higher unit sales, due to lower selling prices. Fisher had $6,000 in sales of a specialty medical product introduced to the market for evaluation, testing and trials.

                          COST OF REVENUES

      Cost of Revenues of $2,360,000 increased $54,000, or 2.3%, as compared to the same period last year. This is a result of lower selling prices at AVES only partially offset by lower unit costs.

                            GROSS MARGIN

     Gross Margin of $448,000 was 15.9% of revenues, as compared to $517,000, or 18.3%, for the same period last year. This decrease is a result of lower selling prices only partially offset by decreases in costs of products.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, General and Administrative Expenses of $654,000 increased $202,000 or 44.7% as compared to the same period last year. This increase is principally due to a $204,000 increase in expenses incurred by Fisher as compared to the same period last year. These expenses are the result of the continued research, development and production of specialty medical products for introduction to the market for evaluation, testing and trials. AVES' spending increased $12,000 as compared to the same period last year. Corporate expenses decreased $11,000 and Med's expenses decreased $3,000.

                       OPERATING INCOME (LOSS)

     Operating Loss of $207,000 increased $272,000, or 418.3%, as compared to consolidated operating income of $65,000 for the same period last year. This increased loss is due principally to the $201,000 increase in operating loss at Fisher for continuing research and development efforts, along with a $84,000 decrease in operating income at AVES, primarily a result of lower margins.

                        NET INTEREST EXPENSE

      Net Interest Expense of $40,000 increased $12,000, or 44.5%. This increase is the result of an increase in the outstanding balance on the Company's line of credit and notes payable primarily due to funds used for Fisher.

                          NET INCOME (LOSS)

      Net Loss of $247,000 increased $284,000 as compared to consolidated net income of $37,000 during the same period last year. The $284,000 increased loss, or 764.1%, is essentially a result of the $250,000 increased loss at Fisher due to increased expenses resulting from research, development and production activities, as well as the $74,000 decrease in net income at AVES due to lower margins. The changes at Fisher and AVES were partially offset by decreased losses at both Corporate and Med.

 Nine Months Ended January 31, 2001 as compared to January 31, 2000

                            NET REVENUES

      Net Revenues of $9,800,000 for the nine months ended January 31, 2001 decreased $112,000, or 1.1%, as compared to the same period in 2000, due to a $137,000 decrease in sales at AVES. The decrease at AVES is primarily due to a decrease in the selling price and cost of video equipment, partially offset by the Company's success at winning some larger contractual school bids in fiscal 2001. Fisher has $25,000 in initial sales of a specialty medical product introduced to the market for evaluation, testing and trials.


                          COST OF REVENUES

      Cost of Revenues of $8,243,000 increased $41,000, or 0.1%, as compared to the same period last year. This is a result of lower selling prices at AVES only partially offset by lower unit costs.

                            GROSS MARGIN

     Gross Margin of $1,557,000 was 15.9% of revenues, as compared to $1,710,000, or 17.3%, for the same period last year. The decrease is due to lower profit margins at AVES as compared to the prior year as a result of lower selling prices only partially offset by decreases in costs of products.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, General and Administrative Expenses of $1,931,000 increased $657,000, or 51.5% as compared to the same period last year. This increase is principally due to a $627,000 increase in expenses incurred by Fisher. These expenses are the result of the continued research, development and production of specialty medical products for introduction to the market for evaluation, testing and trials. AVES' spending increased $38,000, Corporate spending increased $15,000 and MED spending decreased $23,000 as compared to the same period last year.

                       OPERATING INCOME (LOSS)

     Operating Loss of $373,000 increased $810,000,or 185.5%, as compared to consolidating operating income of $437,000 for the same period last year. This increased loss is due principally to the $616,000 increased loss at Fisher for continuing research and development efforts. AVES' operating income decreased $202,000, as compared to the same period last year, primarily due to a lower gross margin.

                        NET INTEREST EXPENSE

      Net Interest Expense of $112,000 increased $29,000 or 34.7%. This increase is the result of an increase in the outstanding balance on the Company's line of credit and notes payable primarily due to funds used for Fisher.

                          NET INCOME (LOSS)

      Net Loss of $485,000 increased $838,000 as compared to consolidated net income of $353,000 during the same period last year. The $838,000 increased loss, or 237.3%, is primarily a result of the $759,000 increased loss recognized at Fisher due to research, development and production activities, combined with the $172,000 decrease in net income at AVES due to lower gross margins. Corporate decreased its net loss by $57,000 and Med improved by $36,000.

                   LIQUIDITY AND CAPITAL RESOURCES

Working capital was $72,000 at January 31, 2001, compared with $379,000 at April 30, 2000. The decrease in working capital is due to the loss incurred in the first nine months of fiscal 2001.

In October 2000, the Company issued a promissory note in the amount of $250,000, in January 2001 the Company renewed this note for $225,000. The note bears interest at prime, 9% for the quarter ending January 31, 2001, and is due April 1, 2001. In October 2000, the Company also authorized 20,000 shares of Fisher Medical Senior 8% Cumulative Convertible Preferred Stock. The Preferred Stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The Preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The Preferred shares are also convertible into an equal number of Fisher Medical Corporation common stock shares on a one to one basis. As of January 31, 2001 the Company has issued 3,795 shares of the Fisher Medical Preferred Stock for $379,500.

Consolidated open lines of credit available to the Company for borrowing were $751,000 at January 31, 2001, and $881,000 at April 30, 2000. A combination of funds available through lines of credit sources, proceeds from issuance of Fisher Preferred Stock, anticipated cash flows from operations and existing cash balances is expected to provide adequate funds to meet planned requirements for the coming year.

Net cash used by operating activities was $90,000 in fiscal 2001 as compared with net cash provided of $835,000 in fiscal 2000. This increase in net cash used was primarily due to increases in net losses, resulting from increased expenses at Fisher, increases in accounts receivable, and increased inventory levels. These increases in net cash used were partially offset by net cash provided by increases in accounts payable and accrued salaries.

Cash flows used in investing activities were $297,000 in fiscal 2001 as compared to $355,000 in fiscal 2000. This decrease is a result of the purchase of intangibles relating to the Fisher acquisition in fiscal 2000.

Net cash provided by financing activities was $689,000 in fiscal 2001, compared to cash used of $21,000 in fiscal 2000, due to increased borrowing on the Company's line of credit and notes payable and the proceeds from the issuance of Fisher Medical Corporation Senior 8% Cumulative Convertible Preferred Stock.

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

                     PART II. OTHER INFORMATION

ITEM 4.   Submission of Matter to a Vote of Security Holders

At the Annual Meeting of Shareholders held on February 27, 2001, pursuant to the Notice of Annual Meeting of the Shareholders and Proxy Statement dated January 19, 2001, the voting results were as follows:

a) Each of the five nominees (David L. Koffman, Frank Rabinovitz, Richard Ryder, Stephen Fisher, and Paul Garfinkle) were elected to the Board of Directors as follows:

     Director's Name      Shares Voted FOR   Shares WITHHELD
     ---------------      ----------------   ---------------
     David L. Koffman         2,304,347           3,390
     Frank Rabinovitz         2,304,457           3,280
     Richard Ryder            2,304,457           3,280
     Stephen Fisher           2,304,457           3,280
     Paul Garfinkle           2,304,457           3,280

b) The appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ending April 30, 2001 was approved (2,305,320 shares voted FOR; 2,353 shares voted AGAINST; and 64 shares WITHHELD).

c) The approval of the 2001 Stock Option Plan (2,000,037 shares voted FOR; 17,481 shares voted AGAINST; and 290,219 shares WITHHELD).


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     (b)  Report on Form 8-K
            1.   Other Events
               Change in Registrant's Certifying Accountant

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JAYARK CORPORATION
                                   Registrant

     /s/ David L. Koffman                     March 16, 2001
     David L. Koffman, President
     Chief Executive Officer



     /s/ Robert C. Nolt                       March 16, 2001
     Robert C. Nolt
     Chief Financial Officer