Form 10-K
period 2001-04-30
JAYARK CORP
filed 2001-07-26
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended April 30, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $113,793 as of June 18, 2001.

The number of shares outstanding of Registrant's Common Stock is 2,766,396 as of June 18, 2001.

PART I

Item 1. Business

General

Jayark Corporation ("Jayark" or "the Company") conducts its operations through three wholly owned subsidiaries, AVES Audiovisual Systems, Inc. ("AVES"), MED Services Corp. ("Med") and Fisher Medical Corporation ("Fisher"), each of which constitute a separate business segment for financial reporting purposes.

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Its customer base includes businesses, churches, hospitals, hotels and educational institutions. The warehousing, sales and administrative operations of AVES are located in Houston, Texas.

Med finances the manufacture, sale and rental of medical equipment. It had no customers in fiscal 2001 or 2000, and one customer in fiscal 1999, Vivax Medical Corporation, a company that manufactures, sells and rents durable medical equipment to hospitals, nursing homes and individuals. The administrative operations of Med are located in Vestal, New
York.

Fisher develops, manufactures and distributes therapeutic support surfaces. The Fisher support surface system is used for the prevention and treatment of pressure ulcers, treatment of burn and trauma patients and pain management. The products are marketed to hospitals, nursing homes and home health care. The production, warehousing, sales and administrative operations of Fisher are located in Torrington, Connecticut.

The Company was originally incorporated in New York in 1958. In 1991, the Company changed its state of incorporation to Delaware. In July 1998, the Company amended its Certificate of Incorporation increasing its authorized Common Stock to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share. In December 1999, the Company filed a Certificate of Amendment to provide for a one for ten reverse stock split. In January 2000, each ten (10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and non assessable share of Common Stock of the Corporation, par value $.01 per share. All per share and weighted average share amounts have been restated to reflect this reverse stock split.

Description of AVES' Business

Products / Services

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Among the items distributed are LCD, DLP, video and slide projectors; projection screens and lamps; video cameras and camcorders; laser videodisk, video projection, TV monitors and receivers; DVD and video players/recorders; still imaging systems; public address systems, microphones and headsets; tape recorders, record players, cassette recorders, and related accessories and supplies. Some of the items sold (such as blank audio cassettes, headsets and cassette recorders, duplicating equipment and supplies, laminating film and equipment for document protection) are either assembled by AVES or purchased from private label and other sole source suppliers and distributed under the "AVES" and/or "LAMCO" names. AVES also distributes the products of brand name manufacturers such as RCAT, GET, Mitsubishi, Elmo, Panasonic, Sanyo, Fujitsu, Videotek, Hitachi, Pioneer, Leitch, Quasar, Telex, Samsung, Kodak, Dukane, Sharp, Sony, 3M Brand, Canon and various other brand names. Brand name and "house" brand products account for approximately 98% and 2% of AVES product sales, respectively. The Company also offers repair services, audio visual consulting & design, engineering, installation and servicing of audiovisual systems to businesses, churches, hospitals, hotels and educational institutions.

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

Sales

AVES currently distributes and rents its products in the United States, primarily by means of catalogs, direct mail, telephone orders and a field sales force. AVES participates in various regional trade shows to exhibit its products to an interested audience. AVES' sales are not seasonal, although sales to schools typically are higher from April through July than at other times during the year.

Customers

In fiscal 2001, 81% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 19% of revenues came from sales to businesses (18%) and rental of AVES equipment (1%). In fiscal 2000, 79% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 21% of revenues came from sales to businesses (20%) and rental of AVES equipment (1%). In fiscal 1999, 74% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 26% of revenues came from sales to businesses (24%) and rental of AVES equipment (2%). No one customer accounted for more than 10% of revenues during fiscal 2001, 2000 or 1999.

Backlog

The amount of unfilled sales orders of AVES at April 30, 2001, was $1,058,300, as compared with $953,100, at April 30,
2000, and $1,040,000 at April 30, 1999.  The amount of
unfilled sales orders is not a material measure of AVES' operations.

Competition

The Company believes that AVES is one of the most diversified national audio visual purveyors in the United States, given the different types of services and products offered. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines and brands available through its distribution channels.

Employees

At April 30, 2001, AVES had 18 employees.

Description of Med's Business

Products / Services

Med is beginning to explore distribution channels for specialty medical equipment, but had no sales or services
during fiscal 2001 and 2000.   During fiscal 1999, Med
financed the manufacture, sale and rental of durable medical equipment by Vivax, a company that manufactures, sells and rents this equipment to hospitals, nursing homes and individuals.

Raw Materials

The sources and availability of raw materials are not significant for an understanding of Med's business since replacement materials are available from alternative suppliers. Since there have been no sales to date, Med believes that their current raw material inventory is generally adequate to meet projected demand.

Patents

There are no patents, trademarks, licenses, franchises or concessions that are material to Med's business.

1999 Transactions

In November 1998, Med terminated its Purchase and Sale, Distribution, and Custody Agreements with Vivax. Under the terms of the Purchase and Sale Agreement, dated June 17, 1998, Med purchased certain medical equipment from Vivax for cash of $579,700 and a $144,925 unsecured promissory note due in five years. Med then entered into a Consignment Agreement with Vivax whereby this medical equipment was consigned to Vivax to rent through its distribution network. In consideration of Vivax renting and maintaining the Med equipment, Vivax was entitled to a range of forty-eight to sixty-seven percent of the rental proceeds, based upon the equipment rented. Vivax had an option to purchase the medical equipment from Med after the twenty-fourth, thirty-six and forty-eighth month of the consignment period. Med, under the Purchase and Sale Agreement had an option, through October 31, 1999 to purchase an additional $2,475,000 of medical equipment from Vivax.

Backlog

Med does not currently have any backlog orders.

Description of Fisher's Business

Products / Services

Fisher is a developer, manufacturer and distributor of therapeutic support surfaces. The Fisher support surface system is used for the prevention and treatment of pressure ulcers, treatment of burn and trauma patients and pain management. The products are marketed to hospitals, nursing homes and home health care.

Raw Materials

Fisher purchases raw materials from two sole source suppliers as well as standard components readily available from multiple sources. The sole source suppliers produce materials to Fisher's specifications. These materials are readily available from the suppliers with lead times of 30 days. Fisher believes that their raw material inventory is generally adequate to meet projected demand for at least a period of 30 days.

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

Sales

Fisher currently distributes its products in three geographical regions: Ohio, Massachusetts and Connecticut and plans to expand to other regions in the future. Sales are primarily to the long-term care (nursing home) industry.

Customers

Fisher has a limited customer base of approximately twenty facilities. The Company is in clinical trials with a broader base of customers with the intent that these trials will generate additional customer orders.

Backlog

There is currently no backlog. Orders are placed in this industry on an as needed basis and product is usually shipped out of inventory for a one or two day delivery.

Employees

At April 30, 2001, Fisher had eleven employees.

Item 2. Properties

The Company's Corporate office is located in Vestal, New York. Corporate administrative functions are conducted from approximately 2,000 square feet. There is currently no lease obligation or rental expense for this space, as the property is owned by a related party.

AVES is located in Houston, Texas. AVES' business is conducted from approximately 13,000 square feet; 5,500 of which are used for office, sales and demonstration purposes and 7,500 for warehouse purposes. The current lease term expired on April 30, 2001 and AVES has subsequently entered into a new lease agreement which begins in October 2001. Under the new lease agreement, AVES will be relocating their offices to nearby Sugar Land, Texas, where AVES will occupy 14,400 square feet in the new space, 4,000 for office, sales and demonstration purposes and 10,400 for warehouse purposes. The new rental will be $7,500 per month. Presently, AVES has entered into a month-to-month lease at the Houston facility, which calls for rental payments of $7,500 per month.

Fisher's operations are located in Torrington, Connecticut. Fisher's business is conducted from approximately 16,000 square feet; 2,500 of which are used for office, sales and demonstration purposes, 2,000 for warehouse purposes and 11,500 for production purposes. The current lease term expires on August 31, 2004 and the current rental is $3,000
per month.   Fisher maintains additional office space in
Patterson, New York and uses approximately 500 square feet for administrative purposes. The current lease term expires on January 31, 2002 and the current rental is $460 per month.

Item 3. Legal Proceedings

None

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Shareholders held on February 27, 2001, pursuant to the Notice of Annual Meeting of the Shareholders and Proxy Statement dated January 19, 2001, David L. Koffman was elected to the Board of Directors with 2,304,347 shares voted FOR and 3,390 shares WITHHELD, Frank Rabinovitz, Richard Ryder, Stephen Fisher and Paul Garfinkle were elected to the Board of Directors with 2,304,457 shares voted FOR and 3,280 shares WITHHELD, the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ending April 30, 2001 was approved with 2,305,320 shares voted FOR, 2,353 shares voted AGAINST and 64 shares WITHHELD, and the approval of the 2001 Stock Option Plan with 2,000,037 shares voted FOR, 17,481 shares voted AGAINST, and 290,219 shares WITHHELD.

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

The following table presents the quarterly high and low trade prices of the Company's common stock for the periods indicated, in each fiscal year as reported by NASDAQ. As of June 18, 2001, there were approximately 796 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.



		2001 Common Stock Trade Price    2000 Common Stock Trade Price
			High		Low 				High		Low
First Quarter	 .81		.25				1.25		.47
Second Quarter	2.81		.55				1.41		.47
Third Quarter	1.44		.75				1.56		.47
Fourth Quarter	 .75		.35				1.02		.81


The above prices have been restated to reflect the reverse stock split.

Item 6. Selected Financial Data



Results of Operations:
Years Ended April 30,	 2001        2000        1999        1998        1997
        			 ----        ----        ----        ----        ----
Net Revenues       $12,886,491 $13,197,866 $15,288,215 $13,604,558 $12,638,072

Income (Losses) from
Continuing Operations($500,714)   $330,978    $445,805     $75,992   ($264,372)

Income (Losses) from
Discontinued Operations    $--    $209,676         $--         $-- ($5,794,839)

Net Income (Losses)  ($500,714)   $540,654    $445,805     $75,992 ($6,059,211)

Basic and Diluted
Earnings (Loss) per
share from Continuing
Operations*             ($.18)        $.12        $.24       $.08        ($.30)

Basic and Diluted
Earnings (Loss) per
share from Discontinued
Operations*              $--          $.08        $--         $--       ($6.58)

Weighted Average Shares
Outstanding*         2,766,396   2,766,396   1,836,661    922,120      880,253


At April 30,
Balance Sheet Information:

Total Assets        $3,791,078  $3,239,126  $2,779,891  $2,634,964  $2,754,072

Long Term
Obligations         $2,056,443  $1,278,571  $1,424,229  $3,446,021  $3,407,207

Working Capital
(Deficit)             $947,656    $359,120    $370,914    $157,069     ($7,003)

Stockholders' Deficit($646,333)  $(145,619)  $(685,523)($2,925,566)($3,001,558)


* Per share and weighted average share amounts have been restated to reflect reverse stock split.

Item 7. Management's Discussion and Analysis Of Financial
Condition And Results Of Operations

Comparison of Fiscal Year Ended April 30, 2001 With Fiscal
Year Ended April 30, 2000

Net Revenues

Consolidated Revenues of $12,886,000 decreased $312,000, or 2.4%, from fiscal 2000. The decrease was the result of a $340,000 decrease in AVES' sales. The decrease at AVES was primarily due to a decrease in the selling price and cost of video equipment, partially offset by the Company's success at winning some larger contractual school bids in fiscal 2001. Fisher reported $29,000 in initial sales of a specialty medical product introduced to the market for evaluation, testing and trials.

Cost of Revenues

Consolidated Cost of Revenues of $10,837,000 decreased
$33,000, or less than 1.00%, from the prior fiscal year.
This was a result of lower selling prices at AVES only partially offset by lower unit costs.

Gross Margin

Consolidated Gross Margin of $2,050,000 was 15.9% of revenues, as compared with $2,328,000, or 17.6%, for the same period last year. The decrease was due to lower profit margins at AVES as compared to the prior year as a result of lower selling prices only partially offset by decreases in costs of products.

Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $2,423,000 increased $527,000, or 27.8%, as compared with the prior reporting year. This increase was due to the addition of $562,000 in operating expenses for Fisher. These expenses were the result of continued research, development and production of specialty medical products for introduction to the market for evaluation, testing and trials. Fisher operated for 12 months in fiscal 2001 versus 4 months in fiscal 2000. AVES' spending decreased $16,000 as compared to the prior year. Med's expenses decreased $22,000 from the prior year primarily as a result of decreased professional fees. Corporate spending increased by $3,000.

Operating Income (Loss)

Consolidated Operating Loss of $373,000 decreased $805,000, or 186.3%, from last year's operating income of $432,000. Fisher had an increased operating loss of $548,000 due to continued research and development efforts, AVES operating income decreased $276,000 as a result of reduced revenues and margins, Corporate's operating loss increased $3,000 and Med's operating loss decreased $22,000 as a result of decreased spending.

Interest Expense

Consolidated Interest Expense of $140,000 increased $42,000 or 42.9% as compared with the same period last year. This increase was the result of an increase in the outstanding balance on the Company's line of credit primarily due to funds used for Fisher.

Gain on Sale of Assets

Consolidated Gain on Sale of Assets of $1,000, as compared to $8,000 in fiscal 2000, resulting from the sale of a Company auto in the prior year.

Pre Tax Earnings (Loss)

Pre Tax Loss of $512,000 for the fiscal year ended April 30, 2001 decreased $854,000, or 249.6%, as compared with the same period last year. This increased loss was primarily due to $730,000 increased loss at Fisher due to research, development and production activities. AVES' earnings decreased $251,000, Corporate's loss decreased $92,000 and Med's loss decreased $35,000.

Income Tax

Income Tax Benefit of $11,000 for the fiscal year ended April
30, 2001, represents a reversal of the prior year tax accrual.

Income (Loss) from Continuing Operations

Loss from Continuing Operations of $501,000, decreased
$832,000, or 251.3%, as compared to income of $331,000 in the prior year.

Income from Discontinued Operations

Income from Discontinued Operations of $210,000 in the prior year was a result of the reversal of accruals relating to a discontinued division in 1997 and the liquidation of a business acquired in June 1995.

Consolidated Net Income (Loss)

Consolidated Net Loss of $501,000 for the fiscal year ended April 30, 2001 decreased $1,041,000, or 192.6%, as compared to net income of $541,000 for the same period last year.
This is primarily a result of $730,000 increased loss recognized at Fisher due to research, development and production activities, combined with $251,000 decreased income at AVES as a result of lower revenues and margins. Corporate's loss increased $95,000 due to the income from discontinued operations recognized in the prior year and Med experienced a $35,000 decreased loss as compared to the prior year.

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

Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $1,896,000 increased $142,000, or 8.1%, as compared with the prior reporting year. This increase was due to the addition of $195,000 in operating expenses for the new subsidiary Fisher Medical Corporation. AVES' spending increased $28,000 as compared to the prior year with increases in depreciation expense and travel expense offset with decreases in payroll costs. Corporate spending decreased $48,000, primarily due to a reduction in the President's salary along with decreases in professional fees as compared to fiscal 1999. Med's expenses decreased $33,000 from the prior year primarily as a result of decreased professional fees.

Operating Income

Consolidated Operating Income of $432,000 decreased $103,000, or 19.3%, from last year's operating income of $536,000.
This decrease is primarily a result of increased operating expenses for the new subsidiary Fisher Medical Corporation.

Interest Expense

Consolidated Interest Expense of $98,000 decreased $185,000 or 65.5% as compared with the same period last year. This decrease was primarily a result of the decrease in subordinated debt and notes payable attributed to the conversion of debt in conjunction with the Rights Offering which expired on October 30, 1998.

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

Income Tax

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2001, consolidated open lines of credit available to the Company for borrowing, were $751,000 as compared with $881,000 at April 30, 2000. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working Capital

Working capital was approximately $948,000 at April 30, 2001, compared with $359,000 at April 30, 2000.

Net cash provided by operating activities was $125,000 in 2001 as compared with $675,000 in 2000. This decrease is primarily the result of the decrease in income experienced resulting from increased expenses at Fisher combined with lower revenues and margins at AVES.

Cash flows used in investing activities during the year ended April 30, 2001 were $316,000 primarily due to the purchase of property and equipment and intangibles at Fisher. Net cash used in 2000 was due to the acquisition of the assets of Fisher Medical LLC along with increases in property and equipment relating to the new Fisher Medical Corporation subsidiary.

Cash provided by financing activities of $495,000 for the fiscal year ended April 30, 2001 was primarily the result of borrowings on the Company's line of credit and proceeds from the issuance of Fisher Medical Corporation Senior 8% Cumulative Convertible Preferred Stock. Net cash provided in 2000 was primarily the result of borrowings on the Company's line of credit

The Company had no material commitments for capital expenditures as of April 30, 2001.

At a meeting of shareholders held in November 1999, the shareholders approved an amendment to Jayark's Certificate of Incorporation providing a one for ten reverse stock split.
In December 1999, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect the one for ten reverse stock split. In January 2000, each ten
(10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and nonassessable share of Common Stock of the Corporation, par value $.01 per share. To avoid the existence of fractional shares of common stock, stockholders who would otherwise have been entitled to receive fractional shares of common stock equal to one-half or more received one whole share. No shares or scrip were issued to holders in respect of any fraction less then one-half. All per share and weighted average share amounts have been restated to reflect this transaction.

In January 2000, the Company, through a newly formed, wholly owned subsidiary, Fisher Medical Corporation ("Fisher"), entered into an Asset Purchase Agreement with Fisher Medical, LLC ("LLC"), a company that develops, manufactures and distributes medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of LLC for cash of $215,000. The acquisition was accounted for under the purchase method of accounting. Fisher financed the purchase from the Company's existing $1,250,000 revolving line of credit at the time.

Additionally, Fisher entered into Employment Agreements with the two principals of LLC to continue developing, manufacturing and distributing medical products of Fisher.
In consideration for the Employment Agreements, the two principals also entered into Non-Disclosure and Non-
Competition Agreements.

Fisher also entered into a five-year (with a five-year renewal option) Technology License Agreement with LLC, which conveyed the technology developed by Trlby Innovative LLC of Torrington, Connecticut ("Trlby"). Under a 20-year Product Development and Technology Transfer Agreement
("Agreement"), Trlby has and will continue to develop certain medical supply products for LLC. In consideration for this November 1999 Agreement, Trlby receives consulting fees of $42,000 per year and a royalty of 5% of net sales, subject to minimum amounts, from any products developed by them. The minimum royalties consist of $24,000 for the first full calendar year following the date of the first commercial introduction of the product, $36,000 for the succeeding calendar year and $48,000 for each calendar year thereafter.

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

In October 2000, the Company authorized 20,000 shares of Fisher Medical Senior 8% Cumulative Convertible Preferred Stock. The Preferred Stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The Preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The Preferred shares are also convertible into an equal number of Fisher common stock shares on a one to one basis. As of April 30, 2001 the Company has issued 4,295 shares of the Fisher Medical Preferred Stock for $429,500.

If Fisher can develop, manufacture and distribute medical supplies and equipment, the income and cash flow could have a material affect on the operating results of Jayark. There can be no assurances that the Company will be successful in this venture.

Impact of Inflation

Management of the Company believes that inflation has not significantly impacted either net sales or net earnings during the year ended April 30, 2001.

Effect of New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB No. 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB No. 133", defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In addition, FASB statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000, and amended the accounting and reporting standards of certain derivative and hedging activities. As the Company does not currently engage in derivative or hedging transactions, the Company is presently not affected by the aforementioned standards.

In December 1999, the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, required implementation by the Company in the fourth quarter of fiscal 2001. The Company has reviewed the provision of SAB 101 and implementation of the Bulletin did not have a significant effect on the Company's consolidated financial statements.

In March 2000, the FASB issued its Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" (FIN
44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The Company reviewed the provisions of FIN 44 and implementation of these guidelines did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FASB
141) which supersedes APB Opinion No. 16, "Business Combinations". FASB No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001.
The remaining provisions of FASB No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently addressing the Statement and has not yet made a determination of the impact adoption of FASB No. 141 will have on the consolidated financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FASB No. 142) which supersedes APB Opinion No. 17, "Intangible Assets". FASB No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. FASB No. 142 is effective for fiscal 2002. The Company is currently assessing the Statement and has not yet made a determination of the impact adoption of FASB No. 142 will have on the consolidated financial statements.

Item 7A. Market Risk

None

Item 8. Financial Statements And Supplementary Data

The Independent Auditors' Reports, Consolidated Financial
Statements and Notes to Consolidated Financial Statements filed as a part of this report are listed in the accompanying
Index to Consolidated Financial Statements.

Item 9. Change In and Disagreement With Accountants on
Accounting And Financial Disclosure

The Jayark Corporation Board of Directors and Audit Committee approved KPMG LLP (KPMG) as its independent public accountants for the fiscal year ending April 30, 2001. KPMG replaced BDO Seidman LLP (BDO) which resigned as the Company's principal independent auditors on November 13, 2000 (date of resignation). During the past five years, up to and including the date of resignation, BDO's audit report of the financial statements of the Company did not contain an adverse or disclaimer of opinion, nor has the report been qualified or modified as to uncertainty, audit scope, or accounting principals. During the past five years, there were no disagreements between the Company and BDO on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement or disagreements.

The resignation of BDO was subsequently disclosed in Form
8K/A, dated December 5, 2000.

PART III

Item 10. Directors And Executive Officers Of The Registrant

Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of June 30, 2001, and, as to directors, the expiration date of their current term of office:


CURRENT DIRECTORS

Name			 Age Term Expires Position Presently Held       Director Since
----			 --- ------------ -----------------------       --------------
David Koffman	 42      2004     Chairman, President, 			 1983							Chief Executive Officer and Director

Frank Rabinovitz   58      2004     Executive Vice President, 		 1989
						Chief Operating Officer, Director and
						President of AVES

Robert C. Nolt     53      2001     Chief Financial Officer and Director 1998

Arthur G. Cohen    72      2002     Director                             1990

Jeffrey P. Koffman 35      2002     Director                             1999

Richard Ryder      55      2004     Director                             2001

Stephen Fisher     55      2004     President of Fisher Medical          2001
                                    Corporation and Director

Paul Garfinkle     60      2004     Director                             2001


David L. Koffman was elected President and Chief Executive
Officer of the Company in December 1988. Prior to that time, he served as Director and Vice President of the Company for over seven years.

Frank Rabinovitz was elected Executive Vice President, Chief Operating Officer and Director of the Company in 1989. In addition, he is the President of the Company's audiovisual subsidiary and has served in this capacity for more than fourteen years, as well as in various other executive and management capacities since 1980.

Robert C. Nolt is Chief Financial Officer and Director of the Company. In addition, Mr. Nolt is Chief Financial Officer of Binghamton Industries, Inc., a company controlled by the principal shareholders of the Company. Prior to joining the Company, Mr. Nolt was Vice President of Finance of RRT-Recycle America, Inc. Mr. Nolt is a Certified Public Accountant with over 28 years of experience in the Accounting field and has served in a number of executive positions. Before joining RRT in 1993, Mr. Nolt was Chief Financial Officer for the Vestal, NY based Ozalid Corporation.

Arthur G. Cohen has been a real estate developer and investor for more than ten years. Mr. Cohen is a Director of Baldwin and Arlen, Inc. Burton I. Koffman and Richard E. Koffman are parties to an agreement with Arthur G. Cohen pursuant to which they have agreed to vote their shares in favor of the election of Mr. Cohen to the Board of Directors of the Company.

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

Richard Ryder was elected Director of the Company in 2001. Dr. Ryder has been a practicing physician in the Binghamton, NY area for the past 23 years. He is board certified in cardiology and internal medicine. Dr. Ryder is a graduate of Wake Forest University Medical School and pursued his cardiology training at Georgetown University.

Stephen Fisher, Sr. was elected Director of the Company in 2001. Mr. Fisher is the President of Fisher Medical Corporation, a wholly owned subsidiary of the Company. Prior to joining the Company, he was the principal and co-founder of Fisher Medical LLC. He was CEO and Chairman of Vivax Medical Corporation from 1996 until he resigned in 1998 to start Fisher Medical LLC. From 1991 to 1996 he was President of Aztech Corporation, a firm specializing in business development, mergers and acquisitions and technology licensing. Prior thereto, he was President of Material Systems, Ltd., an engineering and management consulting firm. He was an INCRA Fellow at Carnegie-Mellon University and an Assistant Professor of engineering and conducted research at West Virginia Institute of Technology and Virginia Polytechnic Institute.

Paul Garfinkle was elected Director of the Company in 2001.
Mr. Garfinkle is currently a business consultant, having retired from BDO Seidman, LLP, where he had been employed for 36 years and was an audit partner for 26 years.

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

The Stock Option Committee of the Board of Directors administers the Company's 2001 Stock Option Plan, giving it authority to exercise powers of the Board with respect to the Plan. The Stock Option Committee consists of Mr. Robert Nolt (Chair), Mr. Jeffrey Koffman, Mr. Paul Garfinkle and Dr. Richard Ryder.

The Audit Committee of the Board of Directors consists of Mr. Paul Garfinkle (Chair), Dr. Richard Ryder and Mr. Arthur Cohen. The Audit Committee was created in 2001 to administer and coordinate the activities and results of the annual audit of the Company by independent accountants and to comply with NASDAQ listing requirements.

The Compensation Committee of the Board of Directors was created in 1993 to administer and review compensation structure, policy and levels of the Company. The
Compensation Committee is composed of Mr. Jeffrey Koffman
(Chair), Dr. Richard Ryder and Mr. Paul Garfinkle.

Item 11. Executive Compensation

Set forth in the following table is certain information relating to the approximate remuneration paid by the Company during the last three fiscal years to the chief executive officer and each of the most highly compensated executive officers whose total compensation exceeded $100,000.


SUMMARY COMPENSATION TABLE (1,2,3,4)

Annual Compensation
Year	Salary    Bonus
                                                ----  ------    -----
David L. Koffman						2001	$ 81,000  $--
Chairman, President and Chief Executive Officer 2000	$ 81,000  $--
								1999  $141,750  $--


Frank Rabinovitz						2001  $187,000  $62,000
Director, Executive Vice President,			2000	$162,000  $50,000
Chief Operating Officer, President of AVES      1999  $162,000  $50,000


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

(2) 	The Company has entered into Split Dollar Insurance
Agreements with David L. Koffman and Frank Rabinovitz, pursuant to which the Company has obtained insurance policies on their lives in the approximate amounts of $5,743,400 and $497,700, respectively. The premium is paid by the Company. Upon the death of the individual, the beneficiary named by the individual is entitled to receive the benefits under the policy. The approximate amounts paid by the Company during the fiscal year ended
April 30, 2001 for this insurance coverage were $0 and $25,373, respectively. Such amounts are not included in the above table.

(3) 	The Company has accrued Mr. Koffman's fiscal 2001, 2000
and 1999 salary, however, he has deferred payment until such time as the Company's working capital position improves.

(4) 	Stephen Fisher, Sr., President of Fisher Medical
Corporation, waived his $120,000 salary for fiscal 2001 due to the working capital position of Fisher Medical
Corporation.

The Company's 2001 Stock Option Plan allows for the granting of 250,000 shares of the Company's common stock. The Plan provides for the granting to employees and to others who are in a position to make significant contribution to the success of the Company and its subsidiaries. The options granted may be either incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or options that are not incentive options, or both. The exercise price of each option shall be determined by the Board but, in the case of an incentive option, shall not be less than 100% (110% in the case of an incentive option granted to a ten-percent stockholder) of the fair market value of the stock subject to the option on the date of grant; nor shall the exercise price of any option be less, in the case of an original issue of authorized stock, than par value.

Options shall be exercisable during such period or periods as the Board may determine, but in no case after the expiration of Ten years (Five years in the case of an incentive option granted to a "ten percent stockholder" from the date of grant.) In the discretion of the Board, options may be exercisable (i) in full upon grant or (ii) over or after a period of time conditioned on satisfaction of certain Company, division, group, office, individual or other performance criteria, including the continued performance of services to the Company or its subsidiaries.

Unexercised options expire on the earlier of (i) the date that is ten years from the date on which they were granted (five years in the case of an Incentive Option granted to a "ten percent stockholder"), (ii) the date of the termination of an option holder for any reason other than termination not for cause, death or disability (as defined in the Stock Option Plan), or (iii) the earlier of one year, or the expiration date of such option, from the date of the optionee's disability or death.

There were no stock options outstanding at April 30, 2001.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Except pursuant to its 2001 Stock Option Plan, the Company does not have any formal annual incentive program, cash or otherwise, nor does it make annual grants of stock options. Cash bonuses and stock options, including bonuses and options paid to executive officers, have generally been awarded based upon individual performance, business unit performance and corporate performance, in terms of cash flow, growth and net income as well as meeting budgetary, strategic and business plan goals.

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

Item 12. Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth as of June 18, 2001, the holdings of the Company's Common Stock by those persons owning of record, or known by the Company to own beneficially, more than 5% of the Common Stock, the holdings by each director or nominee, the holdings by certain executive officers and by all of the executive officers and directors of the Company as a group.


PRINCIPAL STOCKHOLDERS

						    Amount and Nature of	       % of
Name and Address of Beneficial Owner    Beneficial Ownership    Note (1) Class
------------------------------------    --------------------    -------- -----
David L. Koffman
300 Plaza Drive, Vestal, NY 13850              1,283,033                 46.4%

Vulcan Properties, Inc.
505 Eighth Avenue Suite 300 New York, NY 10018   292,189                 10.6%

Burton I. Koffman
300 Plaza Drive, Vestal, NY 13850                185,819          2,3     6.7%

Ruthanne Koffman
300 Plaza Drive, Vestal, NY 13850                183,665                  6.6%

Jeffrey P. Koffman
150 East 52nd Street, New York, NY 10022         148,402                  5.4%

Frank Rabinovitz
6116 Skyline Drive, Houston, TX 77057             68,426                  2.5%

Richard Ryder
15 Campbell Road, Binghamton, NY 13905            24,000                  0.9%

Robert C. Nolt
300 Plaza Drive, Vestal, NY 13850                 10,000                  0.4%

All Directors & Executive Officers as a Group  1,533,861			 55.4%


1.	All shares are owned directly by the individual named,
except as set forth herein.  David L. Koffman and Jeffrey
P. Koffman are sons of Burton I. Koffman.  Ruthanne
Koffman is the wife of Burton I. Koffman.

2.	Excludes 4,200 shares owned by a charitable foundation of
which Burton I. Koffman is President and Trustee.

3.	Includes 53,700 shares owned as tenants in common by
brothers Richard E. Koffman and Burton I. Koffman.


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

The Koffman Group, which consists of David Koffman, Chairman of the Board of Directors and President of the Company, Burton Koffman, Richard Koffman, Milton Koffman, Jeffrey Koffman, Sara Koffman, Ruthanne Koffman, Elizabeth Koffman, Steven Koffman, and two entities controlled by members of the Koffman family, agreed to acquire all shares not purchased by other stockholders on Primary Subscription. As a result, adjusted to reflect the reverse stock split, the Koffman Group beneficially owns 2,046,658 shares of Common Stock, which represents approximately 74% of the Common Stock outstanding at April 30, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K

(a) Documents filed as part of this report:
1. And 2. Consolidated Financial Statements.
The Independent Auditors' Reports, Consolidated
Financial Statements and Notes to Consolidated
Financial Statements which are filed as a part of this report are listed in the Index to Consolidated
Financial Statements.
   Note - no financial statement schedules were required to be filed.
            3. Exhibits, which are filed as part of this report, are listed in the accompanying Exhibit Index.
(b) Reports on Form 8-K - None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYARK CORPORATION

By:

/s/ David L. Koffman	Chairman of the Board and Director		July 23, 2001
DAVID L. KOFFMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David L. Koffman  	Chairman of the Board, President,		July 23, 2001
DAVID L. KOFFMAN		Chief Executive Officer and Director

/s/ Frank Rabinovitz	Executive Vice President, Chief		July 23, 2001
FRANK RABINOVITZ		Operating Officer and Director

/s/ Robert C. Nolt      Chief Financial Officer and Director	July 23, 2001
ROBERT C. NOLT

/s/ Arthur G. Cohen     Director					 	July 23, 2001 ARTHUR G. COHEN

/s/ Jeffrey P. Koffman  Director					 	July 23, 2001 JEFFREY P. KOFFMAN

/s/ Richard Ryder       Director			 		 	July 23, 2001 RICHARD RYDER

/s/ Stephen Fisher, Sr. Director				 		July 23, 2001 STEPHEN FISHER, SR.

/s/ Paul Garfinkle      Director					 	July 23, 2001 PAUL GARFINKLE


JAYARK CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements				Page

Independent Auditors' Reports							21-22

Consolidated Balance Sheets as of April 30, 2001 and 2000		23

Consolidated Statements of Operations for the Years Ended
 April 30, 2001, 2000 and 1999	              			24

Consolidated Statements of Stockholders' Deficit for the
Years Ended April 30, 2001, 2000 and 1999					25

Consolidated Statements of Cash Flows for the Years Ended
  April 30, 2001, 2000 and 1999						26

Notes to Consolidated Financial Statements			      27-37


Independent Auditors' Report

To the Shareholders and Directors
Jayark Corporation:

We have audited the accompanying consolidated balance sheet of Jayark Corporation and subsidiaries as of April 30, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and subsidiaries as of April 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
July 11, 2001
Syracuse, New York



Independent Auditors' Report

To the Shareholders and Directors
Jayark Corporation
Vestal, New York

We have audited the accompanying consolidated balance sheet of Jayark Corporation and Subsidiaries as of April 30, 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and Subsidiaries as of April 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2000 in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP

New York, New York

July 10, 2000



Jayark Corporation and Subsidiaries
Consolidated Balance Sheets
April 30, 2001 and 2000


										2001		  2000
										----		  ----
Assets
Current Assets:
Cash and Cash Equivalents					     $834,145    $530,540 Accounts Receivable - Trade, less allowance for
Doubtful accounts of $67,000 and $76,000, in 2001 and
2000, respectively 						    1,352,457   1,384,212
Inventories (Note 3)                                        670,320     460,627
Other Current Assets                                         42,202      89,915
                                                          ---------   ---------
    Total Current Assets                                  2,899,124   2,465,294

Property, Plant & Equipment, net (Note 4)                   542,204     453,594
Goodwill and Other Intangibles net of accumulated amortization,
    of $534,292 and $517,553 in 2001 and 2000, respectively 349,750     320,238
                                                           ---------   ---------
    Total Assets                                         $3,791,078  $3,239,126
                                                           =========   =========

Liabilities
Current Liabilities:
Borrowings Under Lines of Credit (Note 5)                  $499,060    $368,954
Current Portion of Long Term Debt -
    Related Parties (Note 6)						161,332     161,332
Accounts Payable and Accrued Expenses                       922,605     542,375
Accrued Interest - Related Parties (Notes 6 and 12)              --     504,510
Accrued Salaries (Note 12)                                  295,143     445,640
Other Current Liabilities                                    73,328      83,363
                                                          ---------   ---------
    Total Current Liabilities                             1,951,468   2,106,174

Long Term Debt - Related Parties, excluding current
portion (Note 6)                                          1,213,661   1,278,571
Deferred Compensation (Note 12)                             338,272          --
Accrued Interest - Related Parties (Notes 6 and 12)         504,510          --
                                                          ---------   ---------
    Total Liabilities                                     4,007,911   3,384,745
                                                          ---------   ---------


Commitments and Contingencies (Notes 13 and 14)
8% Cumulative Convertible Preferred Stock
of Subsidiary (Note 10)                                     429,500         --
                                                          ---------   ---------

Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized 30,000,000
Shares; issued 2,773,896 Shares                              27,739      27,739
Additional Paid-In Capital                               12,598,980  12,598,980
Accumulated Deficit                                     (13,272,302)(12,771,588)
Treasury Stock, at cost, 7,500 shares in 2001 and 2000         (750)       (750)
                                                          ---------   ---------
    Total Stockholders' Deficit                            (646,333)   (145,619)
                                                          ---------   ---------
    Total Liabilities & Stockholders' Deficit            $3,791,078  $3,239,126
                                                          =========   =========

See accompanying notes to consolidated financial statements



Jayark Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended April 30, 2001, 2000 and 1999


							     2001	     2000		1999
                                               ----        ----         ----

Net Revenues                                $12,886,491 $13,197,866 $15,288,215
Cost of Revenues                             10,836,632  10,869,794  12,998,508
                                             ----------  ----------  ----------
  Gross Margin                                2,049,859   2,328,072   2,289,707

Selling, General and Administrative (Note 12) 2,422,739   1,895,922   1,754,169
                                             ----------  ----------  ----------

Operating Income (Loss)                        (372,880)    432,150     535,538

Other Income (Expense):
  Interest Expense, Net                        (140,134)    (97,828)  (283,165)
  Gain on Sale of Assets                          1,156       7,800    203,432
                                             ----------  ----------  ----------
Pre Tax Earnings (Loss)                        (511,858)    342,122    455,805

Income Tax Expense (Benefit) (Note 11)          (11,144)     11,144     10,000
                                             ----------  ----------  ----------
Income (Loss) from Continuing Operations       (500,714)    330,978    445,805
                                             ----------  ----------  ----------
Income from Discontinued Operations (Note 15)        --     209,676         --
                                             ----------  ----------  ----------
Net Income (Loss)                             ($500,714)  $540,654    $445,805
                                             ==========  ==========  ==========




Basic and Diluted Earnings (Loss) per Common Share:
Continuing Operations					 ($.18)       $.12        $.24
Discontinued Operations                            $--        $.08         $--
                                             ----------  ----------  ----------
Net Income (Loss) per Common Share               ($.18)       $.20        $.24
                                             ==========  ==========  ==========

Weighted Average Common Shares:
Basic and Diluted                            2,766,396    2,766,396  1,836,661
                                             ==========  ==========  ==========

See accompanying notes to consolidated financial statements


Jayark Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
Years Ended April 30, 2001, 2000 and 1999



         Common Additional Accumulated  Treasury   Total
         Stock   Paid-In     Deficit     Stock  Stockholders'
                 Capital           	 	     Deficit
                           ------- ----------  -----------  ------ -------------
Balance at April 30, 1998  276,711  10,555,770  (13,758,047)   --    (2,925,566)
 Decreased Par Value to
  $.01 from $.30 per Share(267,415)    267,415           --    --            --
 Issue of 1,844,240 shares
    in Offering (Note 9)    18,443   1,775,795           --    --     1,794,238
 Net Income                     --         --       445,805    --       445,805
                           -------  ----------  -----------  ------ ------------
Balance at April 30, 1999   27,739  12,598,980  (13,312,242)   --      (685,523)
 Purchase of Treasury Stock     --          --           --  (750)         (750)
 Net Income                     --          --      540,654    --       540,654
                           -------  ----------  -----------  ------ ------------
Balance at April 30, 2000   27,739  12,598,980  (12,771,588) (750)     (145,619)
  Net Loss                      --          --     (500,714)   --      (500,714)
                           -------  ----------  -----------  ------ ------------
Balance at April 30, 2001  $27,739 $12,598,980 ($13,272,302)($750)    ($646,333)


See accompanying notes to consolidated financial statements



Jayark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended April 30, 2001, 2000 and 1999


     								  2001	  2000   	 1999
                                                 ---------  ---------  --------
Cash Flows From Operating Activities:
 Net Income (Loss)                               ($500,714)  $540,654  $445,805

Adjustments to Reconcile Net Income (Loss) Provided
 By Operating Activities:
  Depreciation and Amortization of Property, Plant
   and Equipment                                  182,191     91,533    109,353
  Amortization of Goodwill and Other Intangibles   16,739     32,498     21,360
  Miscellaneous Write Off                              --         --    (26,027)
  Gain on Disposition of Assets                    (1,156)    (7,800)  (203,432)
Changes In Assets and Liabilities, net of business
 acquisition:
  Accounts Receivable                              31,755    434,001    (94,381)
  Inventories                                    (209,693)   (83,158)   (66,350)
  Other Current Assets                             47,713    (28,663)    (8,924)
  Accounts Payable and Accrued Expenses           380,230   (400,630)   (77,812)
  Accrued Salaries and Deferred Compensation      187,775     53,221     93,687
  Accrued Interest - Related Parties                  --          --    183,239
  Other Liabilities                               (10,035)    43,445    (55,503)
                                                 ---------  ---------  --------
   Net Cash Provided By Operating Activities     124,805    675,101    321,015
                                                 ---------  ---------  --------

Cash Flows From Investing Activities:
  Purchase of Assets                                   --         --   (724,625)
  Proceeds from Sale of Assets                      1,156      7,800    884,925
  Purchases of Property, Plant and Equipment     (270,801)  (349,193)   (91,987)
  Purchase of Fisher Medical, LLC, net of cash
   acquired (Note 14)                                  --   (215,000)        --
  Purchases of Intangibles                        (46,251)   (20,438)        --
                                                 ---------  ---------  --------
   Net Cash Provided By (Used In)
    Investing Activities                         (315,896)  (576,831)    68,313
                                                 ---------  ---------  --------

Cash Flows From Financing Activities:
  Net Borrowings Under Lines of Credit           130,106     368,955         --
  Payments of Long Term Debt - Related Parties   (64,910)   (145,659)  (379,622)
  Proceeds From Issuance of 8% Cumulative Convertible
   Preferred Stock of Subsidiary (Note 10)       429,500          --         --
  Purchase of Treasury Stock                          --        (750)        --
  Proceeds From Issuance of Common Stock              --          --     11,160
  Costs Paid for Issuance of Common Stock             --          --    (50,000)
                                                 ---------  ---------  --------
   Net Cash Provided By (Used In)
    Financing Activities                         494,696     222,546   (418,462)
                                                 ---------  ---------  --------


Net Increase (Decrease) in Cash and
 Cash Equivalents                                303,605     320,816    (29,134)
Cash & Cash Equivalents at Beginning of Year     530,540     209,724    238,858
                                                 ---------  ---------  --------
Cash & Cash Equivalents at End of Year          $834,145    $530,540   $209,724
                                                 =========  =========  ========

Supplemental Disclosures:
Cash Paid During the Year for:
    Interest                                    $140,969    $120,159   $142,939
                                                 =========  =========  ========
    Taxes                                            $--     $33,001        $--
                                                 =========  =========  ========

See accompanying notes to consolidated financial statements


Notes to Consolidated Financial Statements

April 30, 2001, 2000 and 1999

(1) Summary of Significant Accounting Policies

Operations

The Company conducts its operations through three wholly owned subsidiaries, AVES AudioVisual Systems, Inc.
("AVES"), Med Services Corporation ("Med") and Fisher Medical Corporation ("Fisher"), each of which constitutes a separate business segment for financial reporting purposes. AVES distributes and rents a broad range of audio, video and presentation equipment. Med finances the manufacture, sale and rental of medical equipment. Fisher develops, manufactures and distributes therapeutic support surfaces used in hospitals, nursing homes and home health care.

Principles of Consolidation

The consolidated financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the
"Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's cash equivalents consist of certificates of deposits aggregating $0 and $250,000 at April
30, 2001 and 2000, respectively.

Inventories

Inventories are stated at the lower of cost or market value.
Cost is determined by using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the lesser of the lease term or estimated useful lives of the improvements. The useful lives of these assets and lease terms of the leasehold improvements range from approximately 3 to 20 years. At the time of sale or retirement, the costs and accumulated depreciation or amortization of such assets are removed from the respective accounts, and any resulting gain or loss is reflected in income. Maintenance and repairs are charged to operations as incurred, and expenditures for major renewals and betterments are capitalized and amortized by charges to operations.

Intangibles

The accounts of purchased companies are included in the consolidated financial statements from the dates of acquisition. The excess of cost over the fair value of net assets of businesses acquired (goodwill) is being amortized using the straight-line method over a 20 to 40-year period commencing with the dates of acquisition.


The cost of patents obtained for some of the Company's products are being amortized over the life of the patents.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when there is uncertainty as to the ultimate realization of the asset.

Earnings (Loss) per Common Share

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Assumed exercise of options are not included in the calculation of diluted earnings per share for the fiscal years ended April 30, 2001, 2000 and 1999 since the effect would be antidilutive due to the option price being greater than the average market price. Accordingly, basic and diluted net earnings per share do not differ for any period presented.

The following table summarizes securities that were outstanding as of April 30, 2001, 2000 and 1999 but not included in the calculation of diluted net earnings per share because such shares are antidilutive.


For the year ending April 30, 		2001		2000		1999
------------------------------------------------------------------------
Stock Options					--		10,500	10,500


All outstanding options relating to stock option plans prior to the 2001 Stock Option Plan were terminated with the approval of the 2001 Stock Option Plan. As of April 30, 2001, there have been no options issued under the new 2001 Stock Option Plan.

Revenue Recognition

The Company recognizes revenues when products are shipped to customers. Rental revenue is recognized over the rental period and service revenue is recognized when services are performed. Allowances for returns and losses are recorded in the period such returns and losses are determined.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, goodwill and other intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. No write-downs have been necessary through April 30, 2001.

Stock Based Compensation

The Company accounts for its stock option plan in accordance with the provision of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is measured on the date of grant and recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, " Accounting for Stock Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures stipulated by SFAS No. 123.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expense was $655,245, $173,818 and $0 in fiscal 2001, 2000 and 1999, respectively, and is recorded within selling, general and administrative expenses.

Financial Instruments

The Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, borrowings under lines of credit, and long-term debt are stated at costs which approximates fair value at April 30, 2001 and 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent Pronouncements

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB No. 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB No. 133", defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In addition, FASB statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued in June 2000, and amended the accounting and reporting standards of certain derivative and hedging activities. As the Company does not currently engage in derivative or hedging transactions, the Company is presently not affected by the aforementioned standards.

In December 1999, the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, required implementation by the Company in the fourth quarter of fiscal 2001. The Company has reviewed the provision of SAB 101 and implementation of the Bulletin did not have a significant effect on the Company's consolidated financial statements.

In March 2000, the FASB issued its Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" (FIN
44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The Company reviewed the provisions of FIN 44 and implementation of these guidelines did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FASB
141) which supersedes APB Opinion No. 16, "Business Combinations". FASB No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001.
The remaining provisions of FASB No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently addressing the Statement and has not yet made a determination of the impact adoption of FASB No. 141 will have on the consolidated financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FASB No. 142) which supersedes APB Opinion No. 17, "Intangible Assets". FASB No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. FASB No. 142 is effective for fiscal 2002. The Company is currently assessing the Statement and has not yet made a determination of the impact adoption of FASB No. 142 will have on the consolidated financial statements.

Reclassifications

Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

(2) Segment and Related Information

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

Fisher Medical Corporation ("Fisher") develops, manufactures and distributes therapeutic support surfaces to hospitals, nursing homes and home health care.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.


									   Corporate
					 			            and
					 AVES		Fisher   Med  Unallocated Consolidated
                            -----------   ------- ------ ---------  -----------
Twelve Months Ended April 30, 2001
  Net Revenues   		    $12,857,841   $28,650     $--      $--  $12,886,491
  Depreciation and Amortization  71,047   100,875   5,648   21,360      198,930
  Net Operating Income (Loss)   655,390  (742,053)(10,761)(275,456)    (372,880)
  Net Income (Loss)             525,788  (924,775) (4,070) (97,657)    (500,714)

Twelve Months Ended April 30, 2000
  Net Revenues               13,197,866        --      --       --   13,197,866
  Depreciation and Amortization  79,916    20,802   1,953   21,360      124,031
  Net Operating Income (Loss)   932,075  (194,620)(32,706)(272,599)     432,150
  Net Income (Loss)             776,819  (194,620)(39,398)  (2,147)     540,654

Twelve Months Ended April 30, 1999
  Net Revenues               15,188,215        -- 100,000       --   15,288,215
  Depreciation and Amortization  64,323        --  43,132   23,258      130,713
  Net Operating Income (Loss)   895,084        -- (38,679)(320,867)     535,538
  Net Income (Loss)             763,288        -- 139,754 (457,237)     445,805

Total Identifiable Assets at:
April 30, 2001                2,630,383   712,105 232,545  216,045    3,791,078
April 30, 2000                2,483,384   406,170  94,855  254,717    3,239,126
April 30, 1999                2,417,714        --  80,289  281,888    2,779,891


(3) Inventories

Inventories are summarized as follows:


						April 30, 2001	April 30, 2000
                                    --------------    --------------
Raw Materials				   $201,877		    $81,331
Work In Process                          22,660                --
Finished Goods			          445,783           379,296
                                    --------------    --------------
			                     $670,320          $460,627
                                    ==============    ==============

(4) Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

								April 30, 2001	April 30, 2000
								--------------    --------------
Machinery and equipment					$413,419		$202,435
Furniture and fixtures					 117,665		 110,414
Leasehold improvements					 109,662		  86,728
Automobiles and trucks					 182,098		 182,098
Rental and demonstration equipment			 230,481		 200,850
								--------------    --------------
Total property and equipment			     1,053,327		 782,526
Less accumulated depreciation and amortization   511,123	       328,932
								--------------    --------------
Net property and equipment				$542,204		$453,594
								==============    ==============


(5) 	Borrowings Under Lines of Credit

The Company has two lines of credit which are split between the AVES and Med subsidiaries. The AVES line of credit is secured by the related accounts receivable and inventories, and provides for borrowings up to $750,000 through September 30, 2001. The Med line of credit is guaranteed by AVES, and provides for borrowing up to $500,000 through September 30, 2001. The borrowings under the lines of credit bear interest at prime, which was 7.5% and 9.0% at April 30, 2001 and 2000, respectively. The Company had $750,940 and 881,046 available under the lines of credit at April 30, 2001 and 2000, respectively.

There are no financial covenants associated with the lines of credit.

(6) 	Long-term Debt - Related Parties

Long-term debt with related parties is summarized as follows:


								2001			2000
                                            ------------    -------------
Subordinated note payable due December 2004;
 quarterly interest payments at fixed
 interest rate of 7.5%				   $850,000           $895,858

Subordinated notes payable due December 2004;
 quarterly interest payments at fixed
 interest rate of 8%				   $524,993           $544,045
                                            ------------    -------------
							  1,374,993          1,439,903
Less:  Current Installments                   161,332            161,332
                                            ------------    -------------
							 $1,213,661         $1,278,571
                                            ============    =============


The Company has a subordinated note payable to a related party which aggregated $850,000 and $895,858 at April 30, 2001 and 2000, respectively. The note payable requires annual principal payments of $100,000 due on December 31.
The note matures in December 2004, at which time the entire unpaid principal balance plus accrued interest is due. The note is unsecured. Due to the Company's cash flow position, the unpaid portion of the December 31, 2000 principal payment was waived until the maturity date of the note. Interest expense on the note payable aggregated $67,852, $64,438 and $68,799 in fiscal 2001, 2000 and 1999, respectively. Cash paid for interest on the note was $51,915, $64,438 and $68,799 in 2001, 2000 and 1999, respectively.

On December 19, 1989, the Company issued $2,000,000 of 12 percent convertible subordinated debentures, to affiliates of the Company, due in December 1995, and later extended to December 1999. As of April 30, 1998, the Company had retired $600,000 of the subordinated debentures. During fiscal 1999, in conjunction with the common stock rights offering (Note
9), the Company retired an additional $761,000 in subordinated debentures, as the holders of these notes converted the debentures into Company stock. In November 1998, new subordinated notes with no conversion rights were issued for the remaining debt (two notes). In conjunction with the new subordinated notes, all unpaid interest from the original notes aggregating $397,463 was waived by the holders of these notes until maturity of these new notes (December
2004) and is included in accrued interest - related parties in the consolidated balance sheet.

The Company's subordinated notes to related parties resulting from the debenture conversion aggregated $524,993 and $544,045 at April 30, 2001 and 2000, respectively. These subordinated notes require combined annual principal payments of $61,332 due on December 31. The notes mature in December 2004, at which time the entire unpaid principal balance plus accrued interest is due. These subordinated notes are not secured. Due to the Company's cash flow position, the unpaid portion of the December 31, 2000 principal payments related to these subordinated notes was waived until the maturity date of the notes. Interest expense on the subordinated notes aggregated $43,142, $45,680 and $104,023 in fiscal 2001, 2000 and 1999, respectively. Cash paid for interest on the subordinated notes was $32,642, $45,680 and $24,531 in 2001, 2000 and 1999, respectively.

The aggregate maturities of all long-term debt for the years subsequent to April 30, 2001 are summarized as follows:

2002		$161,332
2003		 161,332
2004	     1,052,329
           ---------
          $1,374,993

(7) Stock Options

The Company's 2001 Stock Option Plan, (the "Plan") allows for the granting of 250,000 shares of the Company's common stock. The Plan provides for the granting to employees and to others who are in a position to make significant contribution to the success of the Company and its subsidiaries. The options granted may be either incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or options that are not incentive options, or both. The exercise price of each option shall be determined by the Board but, in the case of an incentive option, shall not be less than 100% (110% in the case of an incentive option granted to a ten-percent stockholder) of the fair market value of the stock subject to the option on the date of grant; nor shall the exercise price of any option be less, in the case of an original issue of authorized stock, than par value.

Options shall be exercisable during such period or periods as the Board may determine, but in no case after the expiration of ten years (five years in the case of an incentive option granted to a "ten percent stockholder" from the date of grant. At the discretion of the Board, options may be exercisable (i) in full upon grant or (ii) over or after a period of time conditioned on satisfaction of certain Company, division, group, office, individual or other performance criteria, including the continued performance of services to the Company or its subsidiaries.

Unexercised options expire on the earlier of (i) the date that is ten years from the date on which they were granted (five years in the case of an incentive option granted to a "ten percent stockholder", (ii) the date of the termination of an option holder for any reason other than termination not for cause, death or disability (as defined in the Plan), or
(iii) the earlier of one year, or the expiration date of such option, from the date of the optionee's disability or death.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock - Based Compensation", requires the Company to provide pro forma disclosure of net income (loss) and earnings (loss) per share as if the optional fair value method had been applied to determine compensation costs for the Company's Stock option plan.
Since no options were granted in the fiscal years ended April 30, 2001, 2000 and 1999, no pro forma disclosures are applicable.

(8) Common Stock

In 1998, the Company amended its Certificate of Incorporation increasing its authorized Common Stock to 30,000,000 shares and decreasing the par value of its Common Stock from $.30 to $.01 per share.

At a meeting of shareholders held in November 1999, the shareholders approved an amendment to Jayark's Certificate of Incorporation providing a one for ten reverse stock split.
In December 1999, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect the one for ten reverse stock split and in January 2000, each ten
(10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one (1) validly issued, fully paid and nonassessable share of Common Stock of the Corporation, par value $.01 per share. To avoid the existence of fractional shares of common stock, stockholders who would otherwise have been entitled to receive fractional shares of common stock equal to one-half or more received one whole share. No shares or scrip were issued to holders in respect of any fraction less then one-half. All per share and weighted average share amounts have been restated to reflect this reverse stock split.

(9) Common Stock Rights Offering

During fiscal 1999 the Company issued to its shareholders rights to purchase shares of the Company's $.01 par value Common Stock. The subscription price of $.10 per share was good for an aggregate of up to 18,442,398 shares prior to the reverse stock split. The Common Stock could have been purchased either with cash or by tendering Company debt in a principal amount equal to the subscription price.

The primary shareholders of the Company chose to participate in the offering and as such, all offered shares were issued. In lieu of cash, these shareholders tendered debt of the Company in exchange for the shares. As a result of these transactions, the Company effectively extinguished approximately $1,000,000 of notes payable to related parties, $761,000 of subordinated debentures and $72,000 of accrued interest (Notes 6 and 12).

The shareholders who participated in the offering were primarily related parties and as such the resulting gains and losses from the extinguishment of debt were recorded as additional paid in capital in the Statement of Stockholders'
Deficit.

(10) Preferred Stock of Subsidiary

In October 2000, the Company authorized 20,000 shares of Fisher Medical 8% Senior Cumulative Convertible Preferred Stock. The preferred stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The preferred shares are voting and each share is convertible into an equal number of Fisher Medical Corporation common stock shares on a one to one basis. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of preferred stock are entitled to distribution or payment, before any distributions or payments to holders of common stock. The holders of preferred shares are entitled to receive, when declared by the Board of Directors, out of funds legally available for that purpose, cumulative semi-annual dividends at the rate of 8% per annum, commencing on April 30, 2001. As of April 30, 2001 the Company had issued 4,295 shares of Fisher Medical Senior Cumulative Convertible Preferred Stock for $429,500.

(11) Income Taxes

Income tax expense (benefit) for the years ending April 30 consist of the following:

						2001		2000		1999
                                 ---------    --------   ---------
Current:
 Federal			   	   ($11,144)    $11,144     $10,000
 State					   --          --          --
                                 ---------    --------   ---------
					    (11,144)     11,144      10,000
Deferred                               --          --          --
                                 ---------    --------   ---------
					   ($11,144)    $11,144     $10,000


Actual income tax expense (benefit) differs from the amount computed by applying the U.S. Federal corporate income tax rate of 34% to pre tax earnings, primarily as a result of valuation allowances netted against potential deferred tax assets.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at April
30, are as follows:



								  	   2001	    2000
                                                      ----------    ---------
Deferred tax assets:
  Allowance for doubtful accounts			   	  $23,000       $26,000
  Allowance for obsolete inventories/unicap costs        18,000        16,000
  Property, plant and equipment, principally due
   to differences in depreciation			         34,000        35,000
  Accrued compensation					         28,000            --
  Net operating loss carryforwards and tax credits    4,022,000     4,023,000
                                                      ----------    ---------
Total gross deferred tax assets			      4,125,000     4,100,000
Less valuation allowance                             (4,125,000)   (4,100,000)
                                                      ----------    ---------
Net deferred tax assets 						$--           $--
                                                      ==========    ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this assessment, management has recorded a valuation allowance amounting to the entire deferred tax asset balance at April 30, 2001 and 2000.

At April 30, 2001, the Company has net operating loss carryforwards for Federal tax purposes of approximately
$11,800,000, which are available to offset future taxable income, if any, through 2021.

(12) Related Party Transactions

At April 30, 2001 and 2000, the Company had accrued unpaid wages aggregating $419,272 and $338,272, respectively. The unpaid wages relate to salary deferral by the President of the Company for prior services rendered. The terms of the salary deferral is such that the President of the Company has agreed to defer his salary until which time the working capital position of the Company improves. Based upon the intent of the parties, the Company has reflected $81,000 and $338,272 as a current liability within accrued salaries in the consolidated balance sheet at April 30, 2001 and 2000, respectively, and reflected $338,272 as a long-term liability (deferred compensation) in the consolidated balance sheet at April 30, 2001.

During fiscal 2001, the President of the Fisher subsidiary waived his rights to his fiscal 2001 salary which aggregated $120,000. As the President of the Fisher subsidiary does not have an equity ownership interest in the Company, the Company has reflected this amount as a reduction of compensation expense in selling, general and administrative expenses in the consolidated statements of operations.

In connection with the common stock rights offering in fiscal 1999 (Note 9), the Company's President exchanged debt for common stock of the Company. At the time of conversion, the unpaid interest on the original debt, which aggregated $107,047, was waived by the President until such time as the Company's working capital position improves. At April 30, 2001, the waived interest balance of $107,047 is reflected as a long-term liability based upon the intent of the parties and is displayed in accrued interest - related parties in the consolidated balance sheet.

(13) Commitments and Contingencies

The Company is obligated under various non-cancelable operating lease agreements that expire at various dates ranging through September 2011. Future minimum lease payments related to these leases are as follows:

2002				$138,140
2003				 138,000
2004				 138,000
2005				 136,000
2006 and thereafter	 577,500
                      ----------
			    $1,127,640
                      ==========

Rental expense for these leases was $101,185, $74,490 and $62,430 for the years ended April 30, 2001, 2000, and 1999, respectively.

(14) Business Acquisition

On January 5, 2000, the Company entered into an Asset Purchase Agreement with Fisher Medical, LLC ("LLC"), a company that develops, manufactures and distributes medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of LLC for cash of $215,000. The acquisition has been accounted for under the purchase method of accounting.

Additionally, Fisher entered into Employment Agreements with the two principals of LLC to continue developing, manufacturing and distributing medical products of Fisher.
In consideration for the Employment Agreements, the two principals also entered into Non-Disclosure and Non-
Competition Agreements.

Fisher also entered into a five-year (with a five-year renewal option) Technology License Agreement with LLC, which conveyed the technology developed by Trlby Innovative LLC of Torrington, Connecticut ("Trlby"). Under a 20-year Product Development and Technology Transfer Agreement
("Agreement"), Trlby has and will continue to develop certain medical supply products for LLC. In consideration for this November 1999 Agreement, Trlby receives consulting fees of $42,000 per year and a royalty of 5% of net sales, subject to minimum amounts, from any products developed by them. The minimum royalties consist of $24,000 for the first full calendar year following the date of the first commercial introduction of the product, $36,000 for the succeeding calendar year and $48,000 for each calendar year thereafter.

Under the terms of the Technology License Agreement, in addition to all royalties and fees due Trlby, Fisher will pay a royalty of 5% of gross income to LLC during the five-year term of the Technology License Agreement. The option to renew this agreement for an additional five years requires Fisher to pay a fee of 20% of cumulative after tax earnings for any products developed and sold during the initial five-year term of the Technology License Agreement.

(15) Discontinued Operations

In fiscal 2000, the Company wrote-off accrued expenses in the amount of $209,676, related to the abandonment of the Company's investment in LCL International Traders, Inc. in 1996 and the discontinuance of Rosalco, Inc. in 1997. Accordingly, the amount has been classified as income from discontinued operations in the consolidated statements of operations.

(16) Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the years ended April 30, 2001 and 2000:


   							  2001 Quarter Ended
  					     July 31   October 31  January 31   April 30
                                 ----------  ----------  ----------  ----------
Net Revenues                     $3,928,080  $3,063,945  $2,808,090  $3,086,376
Cost of Revenues                 $3,357,328  $2,524,915  $2,360,408  $2,593,981
Net Income (Loss)                 ($124,451)  ($113,772)  ($246,802)   ($15,689)
Basic and Diluted Net Income
 (Loss) per Common Share:		  ($.04)      ($.04)      ($.09)      ($.01)


				                    2000 Quarter Ended
		                      July 31   October 31  January 31   April 30
                                 ----------  ----------  ----------  ----------
Net Revenues                     $3,430,942  $3,657,061  $2,823,951  $3,285,912
Cost of Revenues                 $2,883,838  $3,010,907  $2,306,901  $2,668,148
Net Income (Loss)                  $100,325    $215,829     $37,161    $187,339
Basic and Diluted Net Income
 (Loss) per Common Share:              $.04        $.08        $.01        $.07




Exhibit Index

 3(1)	Certificate of Incorporation of the Company.
Incorporated herein by reference to the Company's Proxy
Statement for its 1991 Annual Meeting of Shareholders,
Exhibit B thereto.

3(2)	Bylaws of the Company.  Incorporated herein by reference
to the Company's Proxy Statement for its 1991 Annual
Meeting of Shareholders, Exhibit C thereto.

4(1)	Specimen Certificate of Common Stock, par value $0.30
per share, incorporated herein by reference from Registration Statement on Form S-1, File Number 2-18743,
Exhibit 4 thereto.

 4(2)	12% Convertible Subordinated Debenture due 1994,
incorporated herein by reference to the Report on Form
8-K filed January 4, 1990, Exhibit 28(a) thereto.

4(3)	Registration rights agreement dated as of December 20,
1989, by and between the Company and Rosalco, Inc., incorporated herein by reference to the Report on Form
8-K filed January 4, 1990, Exhibit 28(c) thereto.

10(1)*	1981 Incentive Stock Option Plan, as amended as of
December 15, 1989, incorporated herein by reference to the Annual Report on Form 10-K for the year ended April
30, 1990, Exhibit 10(1) thereto.

10(2)	Notes and Loan and Security Agreements (Inventory &
Accounts Receivable) each dated as of January 20, 1992, between Jayark Corporation, AVES Audio Visual Systems,
Inc., Rosalco, Inc., Rosalco Woodworking, Inc., Diamond
Press Company, and State Street Bank & Trust Company of
Boston, Massachusetts, incorporated herein by reference from the Annual Report on Form 10-K for the year ended
April 30, 1992, Exhibit 10(3) thereto.

10(3)	Letter Agreement dated December 6, 1989, among
Arthur Cohen, Burton I. Koffman, and Richard E. Koffman.
Incorporated herein by reference to the Annual Report on Form 10-K for the year ended April 30, 1990, Exhibit
10(3) thereto.

10(4)	Indemnity escrow Agreement dated as of December 20,
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
LIB-Com Ltd., Liberty Bell Christmas, Inc., Ivy Mar Co.,
Inc., Creative Home Products, Inc., and Liberty Bell
Christmas Realty, Inc. as the sellers and LCL
International Traders, Inc. as the buyer, incorporated herein by reference from the Company's report on Form 8-
K dated June 27, 1995, Exhibit 2(a) thereto.

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

10(29) Stock Pledge Agreement dated March 12, 1997 between
Jayark Corporation and A-V Texas Holding, LLC.

10(30) Stock Warrant to purchase 3,666,667 shares of common stock dated March 12, 1997 between Jayark Corporation and A-V Texas Holding, LLC.

10(31) Commercial Security Agreement dated February 18, 1997, between AVES Audio Visual Systems, Inc. and BSB Bank and
Trust Company.

10(32) Promissory Note dated February 18,1997, between AVES
Audio Visual Systems, Inc. and BSB Bank and Trust
Company.

10(33) Commercial Guaranty dated February 18, 1997, between
AVES AudioVisual Systems, Inc., David L. Koffman and BSB
Bank and Trust Company.

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