Form 10-Q
period 2001-07-31
JAYARK CORP
filed 2001-09-14
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 2001

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

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class  						Outstanding at July 31, 2001
Common Stock $0.01 Par Value			2,766,396

Jayark Corporation and Subsidiaries

INDEX
											         	       												Page
Part I.	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets - July 31, 2001
		  and April 30, 2001........................................3

		Consolidated Condensed Statements of Operations -
		  Three Months Ended July 31, 2001 and 2000.................4

		Consolidated Condensed Statements of Cash Flows -
		  Three Months Ended July 31, 2001 and 2000.................5

		Notes to Consolidated Condensed Financial Statements........6-8

Item 2.	Management's Discussion and Analysis of Financial Condition
  		  and Results of Operations.................................9-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk..11

Part II.  	OTHER INFORMATION

Item 6.   	Exhibits and Reports on Form 8-K ...........................11

		Signatures..................................................12


PART I.
ITEM 1.	Consolidated Condensed Financial Statements

Jayark Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

								    (Unaudited)
								    July 31, 2001 April 30, 2001
                                                    ------------- --------------
Assets
Current Assets:
  Cash and Cash Equivalents					  $322,791	     $834,145
  Accounts Receivable - Trade, less allowance
    for doubtful accounts of $75,000
    and $67,000, respectively                          1,878,683      1,352,457
  Inventories                                            545,014        670,320
  Other Current Assets						   52,7014          2,202
                                                    ------------- --------------
    Total Current Assets					 2,799,189      2,899,124

  Property, Plant & Equipment, net                       502,451        542,204
  Goodwill                                               295,094        295,094
  Patent net of accumulated amortization of
    $1,147 and $435, respectively                         55,998         54,656
                                                    ------------- --------------
    Total Assets                                      $3,652,732     $3,791,078
                                                    ============= ==============

Liabilities
Current Liabilities:
  Borrowings Under Lines of Credit                      $499,060       $499,060
  Current Portion of Long Term Debt - Related Parties    161,332        161,332
  Accounts Payable and Accrued Expenses                  805,297        922,605
  Accrued Salaries                                       349,018        295,143
  Other Current Liabilities                               50,768         73,328
                                                    ------------- --------------
    Total Current Liabilities                          1,865,475      1,951,468

Long Term Debt - Related Parties, excluding
  current portion                                      1,213,661      1,213,661
Deferred Compensation                                    360,071        338,272
Accrued Interest - Related Parties                       504,510        504,510
                                                    ------------- --------------
    Total Liabilities                                  3,943,717      4,007,911
                                                    ------------- --------------

8% Cumulative Convertible Preferred Stock of Subsidiary  429,500        429,500

Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized 30,000,000
  Shares; issued 2,773,896 Shares                         27,739         27,739
Additional Paid-In Capital                            12,598,980     12,598,980
Accumulated Deficit                                  (13,346,454)   (13,272,302)
Treasury Stock, at cost, 7,500 shares                       (750)          (750)
                                                    ------------- --------------
    Total Stockholders' Deficit                         (720,845)      (646,333)
                                                    ------------- --------------
    Total Liabilities & Stockholders' Deficit         $3,652,732     $3,791,078
                                                    ============= ==============

See accompanying notes to consolidated condensed financial statements

Jayark Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)


									   Three Months Ended
                                                     July 31, 2001 July 31, 2000
                                                     ------------- -------------
Net Revenues                                           $3,716,702    $3,928,080
Cost of Revenues                                        3,101,171     3,357,328
                                                     ------------- -------------
  Gross Margin                                            615,531       570,752

Selling, General and Administrative                       649,061       661,248
                                                     ------------- -------------
Operating Loss                                            (33,530)      (90,496)

Interest Expense, Net                                     (32,032)      (33,955)
Minority Interests (Note 5)                                (8,590)           --
                                                     ------------- -------------

Pre Tax Loss                                              (74,152)     (124,451)

Income Taxes                                                   --            --

Net Loss                                                 ($74,152)    ($124,451)
                                                     ============= =============

Basic and Diluted Loss per Common Share:
Net Loss                                                    ($.03)        ($.04)

Weighted Average Common Shares:
Basic and Diluted                                       2,766,396     2,766,396

See accompanying notes to consolidated condensed financial statements


Jayark Corporation and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Unaudited)

                                                        Three Months Ended
                                                    July 31, 2001 July 31, 2000
                                                    ------------- -------------
Cash Flows From Operating Activities:
  Net Loss                                              ($74,152)    ($124,451)

Adjustments to Reconcile Net Loss to Cash Flows
 Used In Operating Activities:
  Depreciation and Amortization of
   Property, Plant and Equipment                          52,232        42,749
  Amortization of Goodwill and Patent                        712        16,861
  Provision for Doubtful Accounts                          8,000         1,000
     Changes In Assets and Liabilities:
       Accounts Receivable                              (534,226)     (902,398)
       Inventories                                       125,306      (159,601)
       Other Current Assets                              (10,499)        8,577
       Accounts Payable and Accrued Expenses            (117,308)      225,792
       Accrued Salaries and Deferred Compensation         75,674       151,512
       Other Liabilities                                 (22,560)      (23,766)
                                                    ------------- -------------
    Net Cash Used In Operating Activities               (496,821)     (763,725)
                                                    ------------- -------------

Cash Flows From Investing Activities:
  Purchases of Plant and Equipment                       (12,479)      (71,267)
  Purchases of Patent                                     (2,054)      (14,763)
                                                    ------------- -------------
    Net Cash Used In Investing Activities                (14,533)      (86,030)
                                                    ------------- -------------

Cash Flows From Financing Activities:
  Net Borrowings Under Lines of Credit                       --        430,106
  Proceeds from Issuance of Long Term Debt                   --          5,000
  Payments of Long Term Debt - Related Parties               --         (1,124)
                                                    ------------- -------------
    Net Cash Provided By Financing Activities                --        433,982
                                                    ------------- -------------

Net Decrease in Cash and Cash Equivalents              (511,354)      (415,773)
Cash & Cash Equivalents at Beginning of Year            834,145        530,540
                                                    ------------- -------------
Cash & Cash Equivalents at End of Year                 $322,791       $114,767
                                                    ============= =============

Supplemental Disclosures:
    Cash Paid For Interest                               $8,786        $39,122
                                                    ============= =============

See accompanying notes to consolidated condensed financial statements


Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated condensed financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company").

The accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 2001, included on the Company's report on Form 10-K. The Company follows the same accounting policies in preparation of interim reports (See Note 2).
The Company's operating results for any particular interim period may not be indicative of results for the full year.

2. Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FASB 141) which supersedes APB Opinion No. 16, "Business Combinations". FASB No. 141 eliminates the pooling-of interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of FASB No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company adopted FASB 141 during the current quarter. Adoption of the Statement did not have an impact on the Company as the Company has not historically had pooling-of-interest transactions and had not initiated any business combinations after June 30, 2001.

During the first quarter of fiscal 2002 (effective May 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FASB 142) which supercedes APB Opinion No. 17, "Intangible Assets". FASB 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets.
The following information describes the impact that the adoption of FASB 142 had on net loss and net loss per common share for the periods ended July 31:

                                                           2001        2000
                                                        ---------- -----------
Net Loss for the Period                                  ($74,152)  ($124,451)
Add Back:  Goodwill Amortization                               --       6,546
                                                        ---------- -----------
Adjusted Net Loss for the Period                         ($74,152)  ($117,905)
                                                        ========== ===========

Net Loss per Common Share - Basic and Diluted
Net Loss for the Period                                     ($.03)      ($.04)
Goodwill Amortization                                         $--         $--
                                                        ---------- -----------
Adjusted Net Loss for the Period                            ($.03)      ($.04)
                                                        ========== ===========

There was no goodwill acquired or any goodwill impairment losses recognized during the period ended July 31, 2001.

As of and for the period ended July 31, 2001, the Company had one amortizable asset (patent), which is being amortized over a 20-year life. At July 31, 2001, the gross carrying value of the patent aggregated $57,145,with accumulated amortization of $1,147. Patent amortization aggregated $712 for the period ended July 31, 2001.

The estimated amortization expense related to the patent for the next five years is approximately $2,857 on an annual basis and approximately $714 on a quarterly basis.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"
(FASB 143). FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 is required for adoption for fiscal years beginning after June 15, 2002. The Company has reviewed the provisions of FASB 143, and believes that upon adoption, the Statement will not have a significant effect on its financial statements.

3. Reclassifications

Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the presentation used in the fiscal 2002 financial statements.

4.  Segment Data

The Company operates in three reportable business segments as follows:

The Company's audio-visual subsidiary, AVES Audio Visual Systems, Inc. ("AVES"), distributes and rents a broad range of audio, video and presentation equipment, and supplies to businesses, churches, hospitals, hotels and educational institutions.

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

                                                       Corporate
                                                          and
                               AVES    Fisher    Med  Unallocated Consolidated
                            ---------- --------  ------ --------- ------------
Three Months Ended July 31, 2001
 Net Revenues                $3,694,180  $20,452  $2,070     $--  $3,716,702
 Depreciation and Amortization   17,665   33,653   1,626      --      52,944
 Net Operating Income (Loss)    240,805 (209,496)    220 (65,059)    (33,530)
 Net Income (Loss)              210,243 (262,527)    220 (22,088)    (74,152)

Three Months Ended July 31, 2000
 Net Revenues                 3,919,680    8,400      --      --   3,928,080
 Depreciation and Amortization   17,943   35,168   1,159   5,340      59,610
 Net Operating Income (Loss)    199,352 (216,702) (4,033)(69,113)    (90,496)
 Net Income (Loss)              164,875 (263,388)  2,038 (27,976)   (124,451)

Total Assets at
 July 31, 2001                2,556,353  644,458 232,868 219,053   3,652,732
Goodwill at July 31, 2001            --   90,432      -- 204,662     295,094

Total Assets at
 April 30, 2000              12,630,383  712,105 232,545 216,045   3,791,078
Goodwill at April 30, 2001           --   90,432      -- 204,662     295,094

5.  Minority Interests

Minority Interests for the period ending July 31, 2001 represent accrued cumulative preferred stock dividends of a subsidiary aggregating $8,590.

6. Inventories

Inventories are summarized as follows:

                                           July 31, 2001  April 30, 2001
                                           -------------  --------------
Raw Materials                                 $190,509      $201,877
Work In Process                                 18,198        22,660
Finished Goods                                 336,307       445,783
                                           -------------  --------------
                                              $545,014      $670,320
                                           =============  ==============


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2001 as compared to July 31, 2000

NET REVENUES

Net Revenues of $3,717,000 for the three months ended July 31, 2001, decreased $211,000, or 5.4%, as compared to the same period in 2000. This was a result of a $225,000 decrease at AVES, due to winning some larger contractual school bids in the prior year. AVES decreased revenues were partially offset by a revenue increase of $12,000 at Fisher and rental revenues of $2,000 at Med.

COST OF REVENUES

Cost of Revenues of $3,101,000 decreased $256,000, or 7.6%, as compared to the same period last year. This is a result of the decrease in revenues.

GROSS MARGIN

Gross Margin of $616,000 was 16.6% of revenues, as compared to $571,000, or 14.5%, for the same period last year. This increase, despite the decrease in revenues, is a result of the lower margins typically experienced with larger contractual bids similar to those awarded AVES in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $649,000 decreased $12,000 or 1.8% as compared to the same period last year. AVES' spending decreased $9,000, Fisher's spending increased $3,000, Med's spending decreased $2,000 and Corporate's spending decreased $4,000.

OPERATING LOSS

Operating Loss of $34,000 decreased $57,000, or 62.9%, as compared to consolidated operating loss of $91,000 for the same period last year. This decreased loss is principally due to increased operating income at AVES due to the increased gross margin.

NET INTEREST EXPENSE

Net Interest Expense of $32,000 decreased $2,000, or 5.6%. This decrease is a result of a decrease in the outstanding balance on the Company's line of credit.

MINORITY INTERESTS

Minority Interests of $9,000 represent accrued cumulative preferred stock dividends of Fisher.

NET INCOME (LOSS)

Net Loss of $74,000 decreased $50,000 as compared to consolidated net loss of $124,000 during the same period last year. This decreased loss is primarily due to the improved net income at AVES resulting from increased gross margins.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001 and April 30, 2001, consolidated open lines of credit available to the Company for borrowing, were $751,000. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working Capital

Working capital was $934,000 at July 31, 2001, compared with $948,000 at April 30, 2001.

Net cash used in operating activities was $496,000 in 2001 as compared with $764,000 in 2000. This decrease is primarily the net result of increased accounts payable and decreased inventory levels, partially offset by decreased accounts receivable

Cash flows used in investing activities were $15,000 in 2001 as compared with $86,000 in 2000. The difference is a result of decreased purchases of plant and equipment.

Cash provided by financing activities was $0 in 2001 as compared with $434,000 for 2000. This decrease was primarily the result of borrowings on the Company's line of credit in 2000.

In October 2000, the Company authorized 20,000 shares of Fisher Medical Senior 8% Cumulative Convertible Preferred Stock. The Preferred Stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The Preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The Preferred shares are also convertible into an equal number of Fisher common stock shares on a one to one basis. As of July 31, 2001 the Company had issued 4,295 shares of the Fisher Medical Preferred Stock for $429,500. As of July 31, 2001 there was $8,590, $.01 per common share, in accrued dividends on these cumulative preferred stock dividends.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FASB 143). FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of FASB 143, and believes that upon adoption, the Statement will not have a significant effect on its financial statements.

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

The following discusses the Company's possible exposure to market risk related to changes in interest rates on the Company's lines of credit.

As of July 31, 2001, the Company has outstanding lines of credit which are renegotiated every 12 months and bear interest at prime. Funds available for borrowing under these lines of credit are subject to interest rate risk and will increase interest expense if the prime rate increases. The Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6. 	Exhibits and Reports on Form 8-K.

(a) Exhibits - None

(b) Report on Form 8-K - None


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							JAYARK CORPORATION
							Registrant

	/s/ David L. Koffman               	 	   		September 14, 2001
	David L. Koffman, President
	Chief Executive Officer



	/s/ Robert C. Nolt  				  		September 14, 2001
	Robert C. Nolt
	Chief Financial Officer