Form 10-Q
period 2001-10-31
JAYARK CORP
filed 2001-12-20
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 2001

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to

0-3255
(Commission File Number)

JAYARK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE          			13-1864519
(State of incorporation)		(IRS EIN)

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

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class  			Outstanding at October 31, 2001
Common Stock $0.01 Par Value			2,766,396


Jayark Corporation and Subsidiaries

INDEX

								         	       	Page
Part I.		FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)

		Consolidated Condensed Balance Sheets - October 31, 2001
             (Unaudited) and April 30, 2001...............................3

		Consolidated Condensed Statements of Operations - Three
              and Six Months Ended October 31, 2001 and 2000 (Unaudited)..4

		Consolidated Condensed Statements of Cash Flows - Six
              Months Ended October 31, 2001 and 2000 (Unaudited)..........5

		Notes to Consolidated Condensed Financial Statements
              (Unaudited)................................................6-10

Item 2.	Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................10-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk...18

Part II.  	OTHER INFORMATION

Item 6.   	Exhibits and Reports on Form 8-K ............................18

            Signatures...................................................19

            Exhibits....................................................20-24



PART I.
ITEM 1.	Consolidated Condensed Financial Statements

Jayark Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

                                                   (Unaudited)
                                                October 31, 2001 April 30, 2001
                                                ---------------- --------------
Assets
Current Assets:
  Cash and Cash Equivalents                         $1,228,817        $834,145
  Accounts Receivable - Trade, less allowance
   for doubtful accounts of $85,000 and
   $67,000, respectively                               769,466       1,352,457
  Inventories                                          369,433         670,320
  Other Current Assets                                  73,691          42,202
                                                ---------------- --------------
    Total Current Assets                             2,441,407       2,899,124

  Property, Plant & Equipment, net                     122,735         542,204
  Goodwill                                             204,662         295,094
  Patent net of accumulated amortization of $435           --           54,656
                                                ---------------- --------------
    Total Assets                                    $2,768,804      $3,791,078
                                                ================ ==============


Liabilities
Current Liabilities:
  Borrowings Under Lines of Credit                   $399,060         $499,060
  Current Portion of Long Term Debt - Related Parties 161,332          161,332
  Accounts Payable and Accrued Expenses               460,349          922,605
  Accrued Salaries                                    238,349          295,143
  Other Current Liabilities                            47,234           73,328
                                                ---------------- --------------
    Total Current Liabilities                       1,306,324        1,951,468

Long Term Debt - Related Parties,
 excluding current portion                          1,213,661        1,213,661
Deferred Compensation                                 306,870          338,272
Accrued Interest - Related Parties                    504,510          504,510
                                                ---------------- --------------
    Total Liabilities                               3,331,365        4,007,911
                                                ---------------- --------------

8% Cumulative Convertible Preferred Stock of Subsidiary    --          429,500
                                                ---------------- --------------

Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized
  30,000,000 Shares; issued 2,773,896 Shares          27,739            27,739
Additional Paid-In Capital                        12,860,435        12,598,980
Accumulated Deficit                              (13,449,985)      (13,272,302)
Treasury Stock, at cost, 7,500 shares                   (750)             (750)
                                                ---------------- --------------
    Total Stockholders' Deficit                     (562,561)         (646,333)
                                                ---------------- --------------
    Total Liabilities & Stockholders' Deficit     $2,768,804        $3,791,078
                                                ================ ==============

See accompanying notes to consolidated condensed financial statements


Jayark Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)


                                   Three Months Ended     Six Months Ended
                                   ------------------     ----------------
                                October 31, October 31, October 31, October 31,
                                    2001        2000       2001        2000
                                ----------- ----------- ----------- -----------

Net Revenues                    $3,017,302  $3,063,945  $6,734,005  $6,992,025
Cost of Revenues                 2,564,396   2,524,915   5,665,568   5,882,244
                                ----------- ----------- ----------- -----------
  Gross Margin                     452,906     539,030   1,068,437   1,109,781

Selling, General and
 Administrative                    527,206     614,985   1,184,857   1,276,233
                                ----------- ----------- ----------- -----------

Operating Loss                     (74,300)    (75,955)   (116,420)   (166,452)

Interest Expense, Net               29,232      37,817      61,263      71,772
                                ----------- ----------- ----------- -----------

Loss Before Income Taxes          (103,532)   (113,772)   (177,683)   (238,224)

Income Taxes                            --         --          --           --
                                ----------- ----------- ----------- -----------

Net Loss                         ($103,532)  ($113,772)  ($177,683)  ($238,224)
                                =========== =========== =========== ===========

Basic and Diluted Loss
 per Common Share:                   ($.04)      ($.04)      ($.06)      ($.09)
                                =========== =========== =========== ===========

Weighted Average Common Shares:
Basic and Diluted                2,766,396   2,766,396   2,766,396   2,766,390
                                =========== =========== =========== ===========

See accompanying notes to consolidated condensed financial statements

Jayark Corporation and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Unaudited)

                                                     Six Months Ended
                                             October 31, 2001  October 31, 2000
                                             ----------------  ----------------
Cash Flows From Operating Activities:
  Net Loss                                         ($177,683)        ($238,224)

Adjustments to Reconcile Net Loss to Cash Flows
 From Operating Activities:
  Depreciation and Amortization of Property,
    Plant and Equipment                              91,098             85,166
  Amortization of Goodwill and Patent                 1,201              2,452
  Provision for Doubtful Accounts                    18,000             18,000
     Changes In Assets and Liabilities, Net of
        Divestiture of Fisher (Note 2):
       Accounts Receivable                          533,641           (256,605)
       Inventories                                  215,886            (93,049)
       Other Current Assets                         (47,622)             5,618
       Accounts Payable and Accrued Expenses       (166,439)            71,437
       Accrued Salaries and Deferred Compensation    89,220            185,947
       Other Liabilities                            (25,490)           (12,344)
                                             ----------------  ----------------
    Net Cash Provided By (Used In) Operating
     Activities                                     531,812           (231,602)
                                             ----------------  ----------------


Cash Flows From Investing Activities:
  Purchases of Plant and Equipment                  (33,047)          (216,870)
  Purchases of Patent                                (4,093)           (15,093)
                                             ----------------  ----------------
    Net Cash Used In Investing Activities           (37,140)          (231,963)
                                             ----------------  ----------------

Cash Flows From Financing Activities:
  Net Borrowings (Payments) Under Lines of Credit  (100,000)           380,106
  Proceeds from Issuance of Long Term Debt               --              5,000
  Payments of Long Term Debt - Related Parties           --             (1,486)
  Proceeds from Issuance of Preferred Stock of Subsidiary--            199,500
                                             ----------------  ----------------
    Net Cash Provided By (Used In) Financing
     Activities                                    (100,000)           583,120
                                             ----------------  ----------------

Net Increase in Cash and Cash Equivalents           394,672            119,555
Cash & Cash Equivalents at Beginning of Period      834,145            530,540
                                             ----------------  ----------------
Cash & Cash Equivalents at End of Period         $1,228,817           $650,095
                                             ================  ================

Supplemental Disclosures:
    Cash Paid For Interest                          $16,680            $56,854
                                             ================  ================

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

2. Divestiture of Fisher

In January 2000, the Company, through a newly formed, wholly owned subsidiary, Fisher Medical Corporation ("Fisher"), entered into an Asset Purchase Agreement with Fisher Medical LLC ("LLC"), a development stage developer, manufacturer, and distributor of medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of LLC for cash of $215,000. LLC remained the owner of certain intellectual property utilized in Fisher's medical products line. The owner of LLC was Steve Fisher who also became a member of the board of directors of the Company. Fisher also negotiated a five-year technology license with LLC, which conveyed certain technology rights developed by Trlby Innovative LLC of Torrington, Connecticut. The acquisition was accounted for under the purchase method of accounting.

Fisher has continued to develop medical supply products with the financing provided by the Company. The Company initially utilized its existing working capital and lines of credit to fund Fisher's development efforts. The development time horizon exceeded the projected investment horizon as determined by the Company. Due to the need for additional funding for this development, the Company endeavored to infuse additional capital into Fisher with a private placement of preferred stock. In late 2000, the Company sold approximately $429,500 of newly issued Fisher Medical preferred stock. The Company continued to seek new capital via the preferred stock offering to various potential investors in 2001.

In September 2001, the Company received a proposal from Alberdale LLC to provide a $500,000 bridge loan to Fisher, which is convertible, under certain conditions, to Fisher common stock. In addition to the bridge loan, Alberdale was proposing to offer a new series of preferred stock for equity financing to continue the operations of Fisher. As a condition to this refinancing, Alberdale required that Jayark contribute 50% of its Fisher Medical Corporation common stock to the new refinanced entity, as well as provide an option for Alberdale to purchase the remaining 50% common interest the Company would hold in Fisher at predetermined amounts ranging from approximately $915,000 to $1,464,000 for periods not exceeding 15 months.

On October 1, 2001 the Company approved the merger of its wholly owned subsidiary, Fisher Medical Corporation with Fisher Medical LLC, the owner of the intellectual property utilized in Fisher's medical products line. Pursuant to the merger agreement, the Company assigned 50% of its common equity holdings in Fisher Medical Corporation to the sole member of Fisher Medical LLC, Dr. Stephen Fisher. Dr. Fisher serves as President of Fisher Medical Corporation and as a Director of the Company. As a result of this transaction, the Company has effectively relinquished its control of Fisher Medical Corporation; however given its continuing 50% common stock ownership interest, the Company will account for its investment on the equity method prospectively commencing October 1, 2001. The Company has no future obligations to fund any deficits of the merged entity or any commitments to provide future funding.

As of October 1, 2001, the Company had invested approximately $1,248,000 of cash in Fisher and incurred net losses as 100% owner of approximately $1,509,000; therefore the Company's net investment and advance position at the date of the divestiture was a negative balance of approximately $261,000. In connection with the transaction, the Company received from the merged entity a five-year $525,715 promissory note, which represents a portion of the aforementioned advances the Company had made during its 100%
ownership period. The note is secured by all assets of the company except the intellectual property. There can be no assurances that the merged entity will be successful in completing the development of its products or in the raising of the additional working capital required. Additionally, since the merged entity has minimal liquidation value, the note is deemed not to be collectible. Accordingly, the Company has not assigned any value to this note and has recognized its divestiture of its net investment of approximately $261,000 at October 1, 2001 as an increase in additional paid
in capital, which reduces the investment in Fisher to zero.   The Company
has not recognized its 50% share of losses of the merged entity in the post transaction period of October 1 to October 31, 2001 as its investment is reflected as zero.

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:

Accounts Receivable - Trade             $31,350
Inventories                              85,001
Other Current Assets                     16,134
Property, Plant & Equipment, Net        361,418
Goodwill                                 90,432
Patent, Net                              57,546
Accounts Payable and Accrued Expenses  (295,817)
Accrued Salaries                       (177,415)
Other Current Liabilities                  (604)
Preferred Stock                        (429,500)
                                      ----------
                                      ($261,455)
                                      ==========

In connection with the transaction, the Company was granted warrants to purchase 47,190 shares of common stock of the merged entity at $10 per share, which expire in three years.

As the Company has relinquished its control of Fisher, it has effectively deconsolidated Fisher as of October 31, 2001 and reflected its recorded excess losses as additional paid in capital. As the Company experienced no historical successes as 100% owner, and has no tangible evidence of its historical investment recoverability, it has reflected its equity investment position at zero. In the event the merged entity is successful in the future, the Company would record its 50% interest in the earnings, if any, to the extent that they exceed equity losses not otherwise recorded, and could experience subsequent gains resulting from the repayment of the note receivable, if such amounts are collected, and from the proceeds of the Alberdale buyout option, if exercised. However, as described above, due to the uncertainties over the ultimate recoverability of the note or the exercise of the option, no value has been assigned to either.

3. Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FASB 141) which supersedes APB Opinion No. 16, "Business Combinations". FASB No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method.
The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of FASB No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company adopted FASB 141 during the first quarter of fiscal 2002 (effective
May 1, 2001). Adoption of the Statement did not have an impact on the Company, as the Company has not historically had pooling-of-interest transactions and had not initiated any business combinations after June 30, 2001.

During the first quarter of fiscal 2002 (effective May 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FASB 142) which supercedes APB
Opinion No. 17, "Intangible Assets". FASB 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information describes the impact that the adoption of FASB 142 had on net loss and net loss per common share for the periods ended October 31:


                                   Three Months Ended     Six Months Ended
                                   ------------------     ----------------
                                October 31, October 31, October 31, October 31,
                                    2001        2000       2001        2000
                                ----------- ----------- ----------- -----------
Net Loss for the Period          ($103,532)  ($113,772)  ($177,684) ($238,224)
Add Back:  Goodwill Amortization        --       6,546          --     12,975
                                ----------- ----------- ----------- -----------
Adjusted Net Loss for the Period ($103,532)   (107,226)  ($177,684) ($225,249)
                                =========== =========== =========== ===========

Net Loss per Common Share -
 Basic and Diluted                   ($.04)      ($.04)      ($.06)     ($.08)
Goodwill Amortization                  $--         $--         $--        $--
                                ----------- ----------- ----------- -----------
Adjusted Net Loss for the Period     ($.04)      ($.04)      ($.06)     ($.08)
                                =========== =========== =========== ===========

There was no goodwill acquired or any goodwill impairment losses recognized during the period ended October 31, 2001.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." FASB 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FASB 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has reviewed the provisions of FASB 144, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

4. Reclassifications

Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the presentation used in the fiscal 2002 financial statements.

5.  Segment Data

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

Fisher Medical Corporation ("Fisher") develops, manufactures and distributes therapeutic support surfaces to hospitals, nursing homes and home health care. Effective October 1, 2001, the Company approved the merger of its formerly wholly owned subsidiary, Fisher Medical Corporation ("Fisher") with Fisher Medical LLC. (As discussed in
Note 2)

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

                                                           Corporate
                                                             and
                                AVES    Fisher   Med  Unallocated Consolidated
Three Months Ended October 31, 2001
 Net Revenues               $3,002,647  $13,957    $698       $--    $3,017,302
 Depreciation and Amortization  15,011   22,460   1,885        --        39,356
 Net Operating Income (Loss)   106,667 (119,637) (5,076)  (56,254)      (74,300)
 Net Income (Loss)              72,365 (127,181) (4,958)  (43,758)     (103,532)

Three Months Ended October 31, 2000
 Net Revenues                3,053,795   10,150      --        --     3,063,945
 Depreciation and Amortization1  7,568    3,940   1,159     5,340        28,007
 Net Operating Income (Loss)   185,684 (197,866) (1,949)  (61,824)      (75,955)
 Net Income (Loss)             148,921 (245,808)  4,754   (21,639)     (113,772)

Six Months Ended October 31, 2001
 Net Revenues                6,696,826   34,411   2,768        --     6,734,005
 Depreciation and Amortization  32,676   56,112   3,511        --        92,299
 Net Operating Income (Loss)   347,473 (367,724) (4,856)  (91,313)     (116,420)
 Net Income (Loss)             282,609 (389,709) (4,738)  (65,845)     (177,683)

Six Months Ended October 31, 2000
 Net Revenues                6,973,475   18,550      --        --     6,992,025
 Depreciation and Amortization  35,511   39,109   2,318    10,680        87,618
 Net Operating Income (Loss)   385,035 (414,569) (5,982) (130,936)     (166,452)
 Net Income (Loss)             313,796 (509,196)  6,792   (49,616)     (238,224)


Total Assets at
 October 31, 2001            2,218,980      --  243,591   306,233     2,768,804
Goodwill at October 31, 2001        --      --       --   204,662       204,662

Total Assets at
 April 30, 2001              2,630,383  12,105 232,545     216,045    3,791,078
Goodwill at April 30, 2001         --   90,432      --     204,662      295,094

Intersegment transactions included a management fee of $30,000 between Jayark and Fisher for the six months ended October 31, 2001.

6.  Inventories

Inventories are summarized as follows:

						October 31, 2001  April 30, 2001
                                    ---------------- ---------------
Raw Materials                         $172,081          $201,877
Work In Process                          2,032            22,660
Finished Goods                         195,320           445,783
                                    ---------------- ---------------
                                      $369,433          $670,320
                                    ================ ===============

7.  Stock Option Plan

In August 2001, the Company granted certain board of directors, executive officers and employees incentive stock options totaling 187,500 shares pursuant to the Company's 2001 Stock Option Plan. The exercise price was $.50 per share and the options are fully vested.

8.  Loss Per Common Share

Basic loss per common share is based upon the weighted average number of common shares outstanding. Diluted loss per common share is based upon the weighted average number of common shares outstanding, as well as dilutive potential securities, which in the Company's case, comprise shares issuable under the stock option plan. Dilutive stock options, totaling 187,500 shares, had no impact on the loss per common share calculation in any periods presented as their impact was antidilutive.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In January 2000, the Company, through a newly formed, wholly owned subsidiary, Fisher Medical Corporation ("Fisher"), entered into an Asset Purchase Agreement with Fisher Medical LLC ("LLC"), a development stage developer, manufacturer, and distributor of medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of LLC for cash of $215,000. LLC remained the owner of certain intellectual property utilized in Fisher's medical products line. The owner of LLC was Steve Fisher who also became a member of the board of directors of the Company. Fisher also negotiated a five-year technology license with LLC, which conveyed certain technology rights developed by Trlby Innovative LLC of Torrington, Connecticut. The acquisition was accounted for under the purchase method of accounting.

Fisher has continued to develop medical supply products with the financing provided by the Company. The Company initially utilized its existing working capital and lines of credit to fund Fisher's development efforts. The development time horizon exceeded the projected investment horizon as determined by the Company. Due to the need for additional funding for this development, the Company endeavored to infuse additional capital into Fisher with a private placement of preferred stock. In late 2000, the Company sold approximately $429,500 of newly issued Fisher Medical preferred stock. The Company continued to seek new capital via the preferred stock offering to various potential investors in 2001.

In September 2001, the Company received a proposal from Alberdale LLC to provide a $500,000 bridge loan to Fisher, which is convertible, under certain conditions, to Fisher common stock. In addition to the bridge loan, Alberdale was proposing to offer a new series of preferred stock for equity financing to continue the operations of Fisher. As a condition to this refinancing, Alberdale required that Jayark contribute 50% of its Fisher Medical Corporation common stock to the new refinanced entity, as well as provide an option for Alberdale to purchase the remaining 50% common interest the Company would hold in Fisher at predetermined amounts ranging from approximately $915,000 to $1,464,000 for periods not exceeding 15 months.

On October 1, 2001 the Company approved the merger of its wholly owned subsidiary, Fisher Medical Corporation with Fisher Medical LLC, the owner of the intellectual property utilized in Fisher's medical products line. Pursuant to the merger agreement, the Company assigned 50% of its common equity holdings in Fisher Medical Corporation to the sole member of Fisher Medical LLC, Dr. Stephen Fisher. Dr. Fisher serves as President of Fisher Medical Corporation and as a Director of the Company. As a result of this transaction, the Company has effectively relinquished its control of Fisher Medical Corporation; however given its continuing 50% common stock ownership interest, the Company will account for its investment on the equity method prospectively commencing October 1, 2001. The Company has no future obligations to fund any deficits of the merged entity or any commitments to provide future funding.

As of October 1, 2001, the Company had invested approximately $1,248,000 of cash in Fisher and incurred net losses as 100% owner of approximately $1,509,000; therefore the Company's net investment and advance position at the date of the divestiture was a negative balance of approximately $261,000. In connection with the transaction, the Company received from the merged entity a five-year $525,715 promissory note, which represents a portion of the aforementioned advances the Company had made during its 100% ownership period. The note is secured by all assets of the company except the intellectual property. There can be no assurances that the merged entity will be successful in completing the development of its products or in the raising of the additional working capital required. Additionally, since the merged entity has minimal liquidation value, the note is deemed not to be collectible. Accordingly, the Company has not assigned any value to this note and has recognized its divestiture of its net investment of approximately $261,000 at October 1, 2001 as an increase in additional paid in
capital, which reduces the investment in Fisher to zero.   The
Company has not recognized its 50% share of losses of the merged entity in the post transaction period of October 1 to October 31, 2001 as its investment is reflected as zero.

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:


Accounts Receivable - Trade             $31,350
Inventories                              85,001
Other Current Assets                     16,134
Property, Plant & Equipment, Net        361,418
Goodwill                                 90,432
Patent, Net                              57,546
Accounts Payable and Accrued Expenses  (295,817)
Accrued Salaries                       (177,415)
Other Current Liabilities                  (604)
Preferred Stock                        (429,500)
                                      ----------
                                      ($261,455)
                                      ==========

In connection with the transaction, the Company was granted warrants to purchase 47,190 shares of common stock of the merged entity at $10 per share, which expire in three years.

As the Company has relinquished its control of Fisher, it has effectively deconsolidated Fisher as of October 31, 2001 and reflected its recorded excess losses as additional paid in capital. As the Company experienced no historical successes as 100% owner, and has no tangible evidence of its historical investment recoverability, it has reflected its equity investment position at zero. In the event the merged entity is successful in the future, the Company would record its 50% interest in the earnings, if any, to the extent that they exceed equity losses not otherwise recorded, and could experience subsequent gains resulting from the repayment of the note receivable, if such amounts are collected, and from the proceeds of the Alberdale buyout option, if exercised. However, as described above, due to the uncertainties over the ultimate recoverability of the note or the exercise of the option, no value has been assigned to either.

Three Months Ended October 31, 2001 as compared to October 31, 2000

NET REVENUES

Net Revenues of $3,017,000 for the three months ended October 31, 2001, decreased $47,000, or 1.5%, as compared to the same period in 2000. This was a result of a $51,000, or 1.7%, revenue decrease at AVES due partially to the nations' economic slowdown resulting in decreased budgets for many of our customers causing them to look to lesser quality, and quantity, of products. This was coupled with the fact that customers are anticipating the introduction of new digital equipment at better prices.

COST OF REVENUES

Cost of Revenues of $2,564,000 increased $39,000, or 1.6%, as compared to the same period last year as a result of more unit sales at lower selling prices at AVES.

GROSS MARGIN

Gross Margin of $453,000 was 15.0% of revenues, as compared to $539,000, or 17.6%, for the same period last year. This decrease was a result of lower revenues combined with decreased margins at AVES. This margin decrease at AVES was partially a result of the nations' economic slowdown resulting in decreased budgets for many of our customers causing them to look to lesser quality, and quantity, of products. This was coupled with the fact that customers are anticipating the introduction of new digital equipment at better prices. This has resulted in greater competition in the market place, necessitating lower prices in order to maintain volume and market share.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $527,000 decreased $88,000 or 14.3% as compared to the same period last year. This was primarily due to a $73,000 decrease in Fisher expenses due to the inclusion of only two months of Fisher expenses in the current year due to the October 1, 2001 merger transaction. AVES' expenses decreased $13,000 due to decreased advertising and exhibit expense, Corporate's expenses decreased $5,000 due to a decrease in insurance expense and Med's expenses increased $3,000 due to increased travel expense.

OPERATING LOSS

Operating Loss of $74,000 decreased $2,000, or 2.2%, as compared to consolidated operating loss of $76,000 for the same period last year. Fisher's operating loss decreased $78,000 due to the inclusion of only two months of Fisher operations in the current year due to the October 1, 2001 merger transaction, AVES' operating income decreased $79,000 due to the decrease in gross margin, Corporate's operating loss decreased $6,000 and Med's operating loss increased $3,000.

NET INTEREST EXPENSE

Net Interest Expense of $29,000 decreased $9,000, or 22.7%. This decrease was the result of lower interest rates combined with lower interest expense at Fisher.

NET LOSS

Net Loss of $104,000 decreased $10,000 as compared to consolidated net loss of $114,000 during the same period last year. This decrease is principally due to a $118,000 improvement to net losses as a result of the inclusion of only two months of Fisher operating losses in the current period due to the October 1, 2001 merger transaction; offset by decreases in income of $76,000 at AVES due to lower margins, $22,000 at Corporate and $10,000 at MED.

Six Months Ended October 31, 2001 as compared to October 31, 2000

NET REVENUES

Net Revenues of $6,734,000 for the six months ended October 31, 2001, decreased $258,000, or 3.7%, as compared to the same period in 2000. This was the result of a $277,000 decrease at AVES, due to winning some larger contractual school bids in the prior year.

COST OF REVENUES

Cost of Revenues of $5,665,000 decreased $217,000, or 3.7%, as compared to the same period last year. This was a result of the decrease in revenues.

GROSS MARGIN

Gross Margin of $1,068,000 was 15.9% of revenues, as compared to $1,110,000, or 15.9%, for the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $1,185,000 decreased $91,000 or 7.2% as compared to the same period last year. Fisher's expenses decreased $31,000 due to one less month of expenses as a result of the October 1, 2001 merger transaction, Corporate's expenses decreased $40,000 due to decreased accounting and insurance expenses, AVES' expenses decreased $21,000 principally due to payroll reductions and MED expenses increased $1,000 due increased travel expenses.

OPERATING LOSS

Operating Loss of $116,000 decreased $50,000, or 30.1%, as compared to consolidated operating loss of $166,000 for the same period last year. Fisher's operating loss decreased $47,000, AVES' operating income decreased $38,000 due to the decrease in gross margin, Corporate's operating loss decreased $40,000 due to decreased expenses and Med's operating loss decreased $1,000 due to decreased expenses.

NET INTEREST EXPENSE

Net Interest Expense of $61,000 decreased $10,000, or 14.6%. This is due to decreased interest rates on the Company's line of credit combined with increased interest income.

NET LOSS

Net Loss of $178,000 decreased $60,000 as compared to consolidated net loss of $238,000 during the same period last year. This decrease was due to a $119,000 improvement at Fisher due to the inclusion of only five months of Fisher operations in the current year due to the October
1, 2001 merger transaction; offset by a $31,000 decrease at AVES due to lower margins, a $16,000 decrease at Corporate and a $12,000 decrease at MED.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2001 and April 30, 2001, consolidated open lines of credit available to the Company for borrowing, were $851,000 and $751,000, respectively. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working Capital

Working capital was $1,135,000 at October 31, 2001, compared with $948,000 at April 30, 2001.

Net cash provided by operating activities was $532,000 in 2001 as compared with net cash used by operating activities of $232,000 in 2000. This is primarily the net result of decreased accounts receivable and inventories partially offset by decreased accounts payable.

Cash flows used in investing activities were $37,000 in 2001 as compared with $232,000 in 2000. The difference is a result of the purchase of plant and equipment in the prior year.

Cash used by financing activities was $100,000 in 2001 as compared with cash provided by financing activities of $583,000 for 2000. This was primarily the result of payments on the Company's line of credit in the current year as compared to borrowings on the Company's line of credit in the prior year combined with proceeds from the issuance of Fisher Medical Corporation Senior 8% Cumulative Convertible Preferred Stock in the prior year.

Recent Events

Pro-Forma Information

The following unaudited pro-forma consolidated condensed financial information are included in this report:

Pro Forma Condensed Statement of Operations:
For the Year Ended April 30, 2001
For the Six Months Ended October 31, 2001

The Pro Forma Consolidated Condensed Statements of Operations for the year ended April 30, 2001 and the six months ended October 31, 2001 assume the disposition occurred at the beginning of the the year ended
April 30, 2001.

The unaudited pro-forma consolidated condensed statements of operations have been prepared by the Company based upon assumptions deemed appropriate. The unaudited pro-forma consolidated condensed statements of operations presented herein are shown for illustrative purposes only and are not necessarily indicative of the future financial position or future results of operations of the Company, or the financial position or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

The unaudited pro forma consolidated statements of operations should be read in conjunction with the historical financial statements and related notes of the Company.

Pro Forma Financial Information
Jayark Corporation and Subsidiaries
Pro Forma Consolidated Condensed Statement of Operations
Year Ended April 30, 2001
(Unaudited)


                                                       Pro-forma
                                          Historical  Adjustments(a)  Pro-forma
                                         ----------- -------------   ----------
Net Revenues                             $12,886,491   $(28,650)    $12,857,841
Cost of Revenues                          10,836,632    (14,582)     10,822,050
                                         ----------- -------------   ----------
  Gross Margin                             2,049,859    (14,068)      2,035,791

Selling, General and Administrative        2,422,739   (756,120)      1,666,619
                                         ----------- -------------   ----------

Operating Income (Loss)                     (372,880)   742,052         369,172

Interest Expense, Net                        140,134    (62,723)         77,411
Gain on Sale of Assets                        (1,156)        --          (1,156)
                                         ----------- -------------   ----------


Loss Before Income Taxes                    (511,858)   804,775         292,917

Income Taxes                                 (11,144)        --         (11,144)
                                         ----------- -------------   ----------

Net Income (Loss)                          ($500,714)  $804,775        $304,061
                                         =========== =============   ==========

Basic and Diluted Income (Loss)
 per Common Share:                             ($.18)                      $.11
                                         =========== =============   ==========

Weighted Average Common Shares:
Basic and Diluted                          2,766,396                  2,766,396
                                         =========== =============   ==========

(a) To eliminate the operating activities of Fisher included in Jayark's consolidated statement of operations for the year ended
April 30, 2001.

Pro Forma Financial Information
Jayark Corporation and Subsidiaries
Pro Forma Consolidated Condensed Statement of Operations
Six Months Ended October 31, 2001
(Unaudited)



                                                       Pro-forma
                                          Historical  Adjustments(a)  Pro-forma
                                         ----------- -------------   ----------
Net Revenues                             $6,734,005     ($34,411)    $6,699,594
Cost of Revenues                          5,665,568      (10,382)     5,655,186
                                         ----------- -------------   ----------
  Gross Margin                            1,068,437      (24,029)     1,044,408

Selling, General and Administrative       1,184,857     (361,752)       823,105
                                         ----------- -------------   ----------

Operating Income (Loss)                    (116,420)     337,723        221,303

Interest Expense, Net                        61,263      (21,986)        39,277
                                         ----------- -------------   ----------

Income (Loss) Before Income Taxes          (177,683)     359,709        182,026

Income Taxes                                     --           --             --
                                         ----------- -------------   ----------

Net Income (Loss)                         ($177,683)     359,709        182,026
                                         =========== =============   ==========

Basic and Diluted Income (Loss)
 per Common Share:                            ($.06)                       $.07
                                         =========== =============   ==========

Weighted Average Common Shares:
Basic and Diluted                         2,766,396                   2,766,396
                                         =========== =============   ==========

a) To eliminate the operating activities of Fisher included in Jayark's consolidated statement of operations for the six months ended October 31, 2001.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." FASB 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FASB 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has reviewed the provisions of FASB 144, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

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

As of October 31, 2001, the Company has outstanding lines of credit which are renegotiated every 12 months and bear interest at prime.
Funds available for borrowing under these lines of credit are subject to interest rate risk and will increase interest expense if the prime rate increases. The Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6. 	Exhibits and Reports on Form 8-K.

(a) Exhibits

	10(52) Articles of Merger of Fisher Medical Corporation and Fisher Medical LLC effective October 1, 2001

	10(53) Agreement and Plan of Merger of Fisher Medical LLC with and into Fisher Medical Corporation effective October 1, 2001.

(b) Report on Form 8-K
1. Item 5. Other Events
		Merger of Fisher Medical Corporation with Fisher Medical
LLC effective 10/1/01.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							JAYARK CORPORATION
							Registrant

	/s/ David L. Koffman               	 	   		December 20, 2001
	David L. Koffman, President
	Chief Executive Officer



	/s/ Robert C. Nolt  				  		December 20, 2001
	Robert C. Nolt
	Chief Financial Officer





EXHIBITS

Exhibit 10(52)

ARTICLES OF MERGER

OF

FISHER MEDICAL CORPORATION

AND

FISHER MEDICAL, LLC

To the Secretary of State
State of Nevada:

	Pursuant to the provisions of Chapter 92A, Nevada Revised Statutes, the foreign limited liability company and the domestic corporation herein named do hereby adopt the following Articles of Merger.

1.	Annexed hereto and made a part hereof is the Agreement and Plan of
Merger for merging Fisher Medical LLC, a limited liability company organized and existing under the laws of the State of Delaware, with and into Fsher Medical Corporation, a business corporation organized and existing under the laws of the State of Nevada. The said Agreement and plan of Merger has been approved by the Board of Directors and shareholders of Fisher Medical Corporation and by the members of Fisher Medical LLC.

2.	The said Agreement and Plan of Merger was approved by the unanimous written consent of the stockholders of Fisher Medical Corporation pursuant to the provisions of Chapter 92A, Nevada Revised Statutes.

3.	The merger of Fisher Medical LLC with and into Fisher Medical
Coporation is permitted by the laws of the jurisdiction of organization of Fisher Medical LLC and has been authorized in compliance with said laws by which Fisher Medical LLC is governed.

4. The said Agreement and Plan of Merger was submitted to and approved by the sole member of Fisher Medical LLC pursuant to the provisions of the laws of its jurisdiction of organization.

5.	No amendments to the Articles of Incorporation of Fisher
Medical Corporation are effected by the merger herein provided for:

6.	The specified address of Fisher Medical Corporation where
copies of process may be sent by the Secretary of State of the State of Nevada, served pursuant to the provisions of Section 78.461 of the Nevada Revised Statutes, in a proceeding to enforce any obligation or the rights of dissenting members of Fisher Medical Corporation, unless Fisher Medical Corporation has designated in writing to the Secretary of State of the State of Nevada a different address for that purpose:

Fisher Medical Corporation
459 Migeon Avenue
Torrington, CT 06790

	IN WITNESS WHEREOF, the parties have caused this certificate to be duly executed as of this 24th day of September 2001, and affirm the statements herein as true under penalties of perjury.

FISHER MEDICAL CORPORATION		FISHER MEDICAL LLC


By:  /s/ David L. Koffman				By: /s/ Stephen M. Fisher
Name:	David L. Koffman			 	      Name: Stephen M. Fisher
Title:Vice-President				      Title:Member

STATE OF NEW YORK)
				 ) SS
COUNTY OF	BROOME)

On September 24, 2001, personally appeared before me, a Notary Public in and for the State and County aforesaid, David L. Koffman, Vice President of Fisher Medical Corporation, personally known to me to be the person whose name is subscribed to the above instrument in the said capacity, who acknowledged that he executed the said instrument.

						/s/ Howard Rittberg
						Notary Public


STATE OF NEW YORK)
				 ) SS
COUNTY OF	BROOME)

On September 24, 2001, personally appeared before me, a Notary Public in and for the State and County aforesaid Stephen M. Fisher, sole member of Fisher Medical LLC, personally known to me to be the person whose name is subscribed to the above instrument in the said capacity, who acknowledged that he executed the said instrument.

/s/ Howard Rittberg
Notary Public

Exhibit 10(53)

AGREEMENT AND PLAN OF MERGER
Of
FISHER MEDICAL LLC
With and into
FISHER MEDICAL CORPORATION

	This AGREEMENT AND PLAN OF MERGER entered into as of the 28th day of September 2001 (the "Merger Agreement") by and between Fisher Medical Corporation, a Nevada corporation having its principal office at 459 Migeon Avenue, Torrington, Connecticut 06790 ("FMC") and Fisher Medical LLC, a Delaware Limited Liability Company, having its principal office at 459 Migeon Avenue, Torrington, Connecticut ("FMLLC") and is agreed to by Jayark Corporation, a Delaware corporation ("Jayark"), being the sole owner of Surviving Entity common stock prior to completion of such Merger Agreement.

W I T N E S S E T H:

	WHEREAS, FMC is a stock corporation duly organized and existing pursuant to the general laws of the State of Nevada and has authorized capital stock consisting of 1,000,000 shares of Common Stock, no par value, of which 100,000 shares have been duly issued and are now outstanding;

WHEREAS, FMLLC is a limited liability company duly organized and existing pursuant to the general laws of the State of Delaware and has a sole member;

	WHEREAS, FMC and FMLLC seek to merge pursuant to Section 92A.190 of the Nevada General Corporation Law, as amended (the "NVGCL") and
Section 18-209 of the Delaware Limited Liability Company act, as amended;

	WHEREAS, the FMC board of Directors and Jayark, as the sole shareholder of FMC, deem it advisable and in the best interests of FMC and FMLLC be merged with and into FMC, and have unanimously approved this Agreement and Plan of Merger; and

	WHEREAS, the sole member of FMLLC deems it advisable and in the best interests of FMLLC that FMLLC be merged with an into FMC, and has approved this Agreement and Plan of Merger:

	NOW THEREFORE, in consideration of the premises and of the mutual agreements, covenants and conditions contained herein, FMLLC, FMC and Jayark agree that FMLLC shall merge with and into FMC, and that the terms and conditions of such merger, the mode of carrying the same into effect, and the manner and basis of converting and exchanging the membership interests of FMLLC and the shares of common stock of FMC into newly issues shares of common stock of FMC, in accordance with the following Agreement and Plan of Merger:

Article I
Names of Constituent Companies

	The name of the entity to be merged out of existence is Fisher
Medical LLC.

	FMC, which will be the surviving entity in the merger and into which FMLLC shall be merged, is a Nevada corporation organized on December 10, 1999. FMC shall continue its corporate existence under the name Fisher Medical Corporation and shall be governed by the laws of the State of Nevada.

Article II
Purpose and Principal Place of Business

	The business of FMC shall be to engage in any lawful act or business for which corporations may be incorporated pursuant to the provisions of NVGCL Section 78.060. This business shall be conducted by FMC at its principal place of business, which shall be located at 459 Migeon Avenue, Torrington, Connecticut 06790, and at its other legally established locations.

Article III
Effective Date and Time of the Merger

The effective time of the merger (the "Effective Time") shall be the time of the issuance of a Certificate of Merger by the Secretary of State.

Article IV
Effect of the Merger

	Section 1.	At the Effective Time, all of the rights, privileges,
powers, franchises, properties and assets of FMLLC shall pass to and be vested in FMC without any conveyance or other transfer, and all debts, liabilities, obligations, restrictions, disabilities and duties of every kind and description of FMLLC shall become the debts, liabilities, obligations, restrictions, disabilities and duties of FMC, and the separate existence of FMLLC shall thereupon cease, and FMC shall be the "Surviving Corporation".

	Section 2.	At the Effective Time, by virtue of the Merger and
without any action on the part of any holder thereof:

a. each share of common stock, no par value, of FMC which shall be issued and outstanding immediately prior to the Effective Time shall at the Effective Time be converted into and represent the right to receive one-half (1/2) of a share of newly issued FMC common stock, no par value; and

b. each unit of membership interest of FMLLC which shall be issued and outstanding immediately prior to the Effective Time shall at the Effective Time be converted into and represent the right to receive FIFTY THOUSAND (50,000) shares of newly issued FMC common stock, no par value.

Section 3.	At the Effective Time, the Articles of Incorporation of
FMC as in effect immediately prior to the Effective Time shall continue to be the Articles of Incorporation of the Surviving Corporation, until the same shall be altered, amended or repealed in accordance with the provisions thereof and the provisions of applicable law.

Section 4.	At the Effective Time, the Bylaws of FMC as in effect
immediately prior to the Effective Time shall continue to be the Bylaws of the Surviving Corporation, until the same shall be altered, amended or repealed in accordance with the provisions thereof and the provisions of applicable law.

Section 5.	At the Effective Time, the officers and directors of FMC
immediately prior to the Effective Time shall continue to serve as officers and directors of the Surviving Corporation, each to hold office in accordance with the Articles of Incorporation of FMC and Bylaws of FMC until the time as their successors have been elected and have qualified in accordance with the Articles of Incorporation of FMC and applicable laws.

Section 6.	At the Effective Time, any committees of the Board of
Directors of FMC immediately prior to the Effective Time shall continue as committees of the Surviving Corporation, and the persons who serve on such committees shall continue to serve as committee members of said committees of FMC, in accordance with its Bylaws.

Article V
Amendment and Termination

	Section 1.	This Agreement and Plan of Merger may not be
amended except by an instrument in writing signed on behalf of each of the parties hereto.

	Section 2.	At any time prior to the Effective Time,
whether before or after approval by FMC or FMLLC, this Agreement and Plan of Merger may be terminated and the Merger abandoned by agreement of the parties hereto.

	IN WITNESS WHEREOF, this Agreement and Plan of Merger has been executed by the parties hereto as of the date first above written.

						FISHER MEDICAL CORPORATION

						By:  /s/ Stephen M. Fisher
    				            Name:	Stephen M. Fisher
						Title:	President

						By:  /s/ Howard M. Rittberg
						Name:	Howard M. Rittberg
						Title:	Secretary


						FISHER MEDICAL LLC

						By:  /s/ Stephen M. Fisher
						Name:	Stephen M. Fisher
						Title:	Sole Member


						JAYARK CORPORATION

						By:	/s/ David L. Koffman					        			Name:	David L. Koffman
						Title:	President

						By:  /s/ Howard M. Rittberg
						Name:	Howard M. Rittberg
						Title:	Assistant Secretary