Form 10-Q
period 2002-01-31
JAYARK CORP
filed 2002-03-13
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: January 31, 2002

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

YES [X] NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class  				Outstanding at January 31, 2002
Common Stock $0.01 Par Value			2,766,396


Jayark Corporation and Subsidiaries

INDEX

										         	       												  Page
Part I.		FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets - January 31, 2002
          (Unaudited) and April 30, 2001....................................3

         Consolidated Condensed Statements of Operations - Three
          and Nine Months Ended January 31, 2002 and 2001 (Unaudited).......4

         Consolidated Condensed Statements of Cash Flows - Nine Months
          Ended January 31, 2002 and 2001 (Unaudited).......................5

         Notes to Consolidated Condensed Financial Statements(Unaudited)...6-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................11-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........18

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................18

         Signatures........................................................19


PART I.
ITEM 1.	Consolidated Condensed Financial Statements

Jayark Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

                                                   (Unaudited)
                                                January 31, 2002 April 30, 2001
                                                ---------------- --------------
Assets
Current Assets:
  Cash and Cash Equivalents                             $975,480      $834,145
  Accounts Receivable - Trade, less allowance
   for doubtful accounts of $53,000 and
   $67,000, respectively                                 910,727     1,352,457
  Inventories                                            458,432       670,320
  Other Current Assets                                    55,687        42,202
                                                ---------------- --------------
    Total Current Assets                               2,400,326     2,899,124

  Property, Plant & Equipment, net                       160,402       542,204
  Goodwill                                               204,662       295,094
  Patent net of accumulated amortization of $435              --        54,656
                                                ---------------- --------------
    Total Assets                                      $2,765,390    $3,791,078
                                                ================ ==============


Liabilities
Current Liabilities:
  Borrowings Under Lines of Credit                   $399,060         $499,060
  Current Portion of Long Term Debt - Related Parties 161,332          161,332
  Accounts Payable and Accrued Expenses               474,281          922,605
  Accrued Salaries                                    170,640          295,143
  Other Current Liabilities                            67,903           73,328
                                                ---------------- --------------
    Total Current Liabilities                       1,167,467        1,951,468

Long Term Debt - Related Parties,
 excluding current portion                          1,213,661        1,213,661
Deferred Compensation                                 328,669          338,272
Accrued Interest - Related Parties                    504,510          504,510
                                                ---------------- --------------
    Total Liabilities                               3,320,056        4,007,911
                                                ---------------- --------------

8% Cumulative Convertible Preferred Stock of Subsidiary    --          429,500
                                                ---------------- --------------

Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized
  30,000,000 Shares; issued 2,773,896 Shares          27,739            27,739
Additional Paid-In Capital                        12,860,435        12,598,980
Accumulated Deficit                              (13,442,090)      (13,272,302)
Treasury Stock, at cost, 7,500 shares                   (750)             (750)
                                                ---------------- --------------
    Total Stockholders' Deficit                     (554,666)         (646,333)
                                                ---------------- --------------
    Total Liabilities & Stockholders' Deficit     $2,765,390        $3,791,078
                                                ================ ==============

See accompanying notes to consolidated condensed financial statements


Jayark Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)


                                   Three Months Ended     Nine Months Ended
                                   ------------------     ----------------
                                January 31, January 31, January 31, January 31,
                                    2002        2001       2002        2001
                                ----------- ----------- ----------- -----------

Net Revenues                    $2,233,040  $2,808,090  $8,967,045  $9,800,116
Cost of Revenues                 1,812,437   2,360,408   7,478,005   8,242,652
                                ----------- ----------- ----------- -----------
  Gross Margin                     420,603     447,682   1,489,040   1,557,464

Selling, General and
 Administrative                    388,500     654,368   1,573,357   1,930,601
                                ----------- ----------- ----------- -----------

Operating Income (Loss)             32,103    (206,686)    (84,317)   (373,137)

Interest Expense, Net               23,440      40,116      84,703     111,888
                                ----------- ----------- ----------- -----------

Income (Loss) Before Income Taxes    8,663    (246,802)   (169,020)   (485,025)

Income Taxes                           768         --          768          --
                                ----------- ----------- ----------- -----------

Net Income (Loss)                   $7,895   ($246,802)  ($169,788)  ($485,025)
                                =========== =========== =========== ===========

Weighted Average Common Shares:  2,766,396   2,766,396   2,766,396   2,766,392
                                =========== =========== =========== ==========

Basic and Diluted Income (Loss)
 per Common Share:                    $.00       ($.09)      ($.06)      ($.18)
                                =========== =========== =========== ===========

See accompanying notes to consolidated condensed financial statements


Jayark Corporation and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Unaudited)

                                                     Nine Months Ended
                                             January 31, 2002  January 31, 2001
                                             ----------------  ----------------
Cash Flows From Operating Activities:
  Net Loss                                         ($169,788)        ($485,025)

Adjustments to Reconcile Net Loss to Cash Flows
 From Operating Activities:
  Depreciation and Amortization of Property,
    Plant and Equipment                             106,799            133,252
  Amortization of Goodwill and Patent                 1,203              9,442
  Provision for Doubtful Accounts                   (14,000)           (14,370)
     Changes In Assets and Liabilities, Net of
        Divestiture of Fisher (Note 2):
       Accounts Receivable                          424,380            (62,850)
       Inventories                                  126,887            (60,629)
       Other Current Assets                         (29,619)            39,297
       Accounts Payable and Accrued Expenses       (152,507)           158,161
       Accrued Salaries and Deferred Compensation    43,309            187,470
       Other Liabilities                             (4,821)           (13,638)
                                             ----------------  ----------------
    Net Cash Provided By (Used In) Operating
     Activities                                     331,843           (108,891)
                                             ----------------  ----------------


Cash Flows From Investing Activities:
  Purchases of Plant and Equipment                  (86,415)          (250,895)
  Purchases of Patent                                (4,093)           (27,085)
                                             ----------------  ----------------
    Net Cash Used In Investing Activities           (90,508)          (277,980)
                                             ----------------  ----------------

Cash Flows From Financing Activities:
  Net Borrowings (Payments) Under Lines of Credit  (100,000)           130,106
  Proceeds from Issuance of Long Term Debt               --            225,000
  Payments of Long Term Debt - Related Parties           --            (45,858)
  Proceeds from Issuance of Preferred Stock of Subsidiary--            379,500
                                             ----------------  ----------------
    Net Cash Provided By (Used In) Financing
     Activities                                    (100,000)           688,748
                                             ----------------  ----------------

Net Increase in Cash and Cash Equivalents           141,335            301,877
Cash & Cash Equivalents at Beginning of Period      834,145            530,540
                                             ----------------  ----------------
Cash & Cash Equivalents at End of Period           $975,480           $832,417
                                             ================  ================

Supplemental Disclosures:
    Cash Paid For Interest                          $21,290           $124,621
                                             ================  ================
    Cash Paid For Taxes                                $768                $--
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

As of October 1, 2001, the Company had invested approximately $1,248,000 of cash in Fisher and incurred net losses as 100% owner of approximately $1,509,000; therefore the Company's net investment and advance position at the date of the divestiture was a negative balance of approximately $261,000. In connection with the transaction, the Company received from the merged entity a five-year $525,715 promissory note, which represents a portion of the aforementioned advances the Company had made during its 100% ownership period. The note is secured by all assets of the company except the intellectual property. There can be no assurances that the merged entity will be successful in completing the development of its products or in the raising of the additional working capital required. Additionally, since the merged entity has minimal liquidation value, the note is deemed not to be collectible. Accordingly, the Company has not assigned any value to this note and has recognized its divestiture of its net investment of approximately $261,000 at October 1, 2001 as an increase in additional paid in capital, which reduces the investment in Fisher to zero. The Company has not recognized its 50% share of losses of the merged entity in the post transaction period of October 1 to January 31, 2002 as its investment is reflected as zero.

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

As the Company has relinquished its control of Fisher, it has effectively deconsolidated Fisher as of October 1, 2001 and reflected its recorded excess losses as additional paid in capital. As the Company experienced no historical successes as 100% owner, and has no tangible evidence of its historical investment recoverability, it has reflected its equity investment position at zero. In the event the merged entity is successful in the future, the Company would record its 50% interest in the earnings, if any, to the extent that they exceed equity losses not otherwise recorded, and could experience subsequent gains resulting from the repayment of the note receivable, if such amounts are collected, and from the proceeds of the Alberdale buyout option, if exercised. However, as described above, due to the uncertainties over the ultimate recoverability of the note or the exercise of the option, no value has been assigned to either.

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the divestiture of Fisher had taken place as of May 1, 2000. The unaudited pro forma information has been prepared by the Company based upon assumptions deemed appropriate and takes into consideration the elimination of Fisher operating activities included in the consolidated statements of operations for the periods presented herein.


                                   Three Months Ended     Nine Months Ended
                                   ------------------     ----------------
                                January 31, January 31, January 31, January 31,
                                    2002        2001       2002        2001
                                ----------- ----------- ----------- -----------
Net Sales                       $2,233,040  $2,801,991  $8,932,635  $9,775,466

Net Income                          $7,895      $6,186    $189,922    $217,159
                                =========== =========== =========== ===========

Net Income per Common Share -
 Basic and Diluted                    $.00        $.00        $.07        $.08
                                =========== =========== =========== ===========

The unaudited pro forma information presented herein are shown for illustrative purposed only and are not necessarily indicative of the future financial position or future results of operations of the Company and does not necessarily reflect the results of operations that would have occurred had the transaction been in effect for the periods presented.
The unaudited pro forma information should be read in conjunction with the historical financial statements and related notes of the Company.

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


                                   Three Months Ended     Nine Months Ended
                                   ------------------     ----------------
                                January 31, January 31, January 31, January 31,
                                    2002        2001       2002        2001
                                ----------- ----------- ----------- -----------
Net Loss for the Period             $7,895   ($246,802)  ($169,788) ($485,025)
Add Back:  Goodwill Amortization        --       6,546          --     19,522
                                ----------- ----------- ----------- -----------
Adjusted Net Loss for the Period    $7,895   ($240,256)  ($169,788) ($465,503)
                                =========== =========== =========== ===========

Net Loss per Common Share -
 Basic and Diluted                    $.00       ($.09)      ($.06)     ($.18)
Goodwill Amortization                  $--        $.00         $--       $.01
                                ----------- ----------- ----------- -----------
Adjusted Net Loss for the Period      $.00       ($.09)      ($.06)     ($.17)
                                =========== =========== =========== ===========

There was no goodwill acquired or any goodwill impairment losses recognized during the nine months ended January 31, 2002.

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

4. Reclassifications

Certain reclassifications have been made in the fiscal 2001 consolidated condensed financial statements to conform to the presentation used in the fiscal 2002 consolidated condensed financial statements.

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

Fisher Medical Corporation ("Fisher") develops, manufactures and distributes therapeutic support surfaces to hospitals, nursing homes and home health care. As discussed in Note 2, effective October 1, 2001, the Company approved the merger of its formerly wholly owned subsidiary, Fisher Medical Corporation ("Fisher") with Fisher Medical LLC.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

                                                      Corporate and
                               AVES     Fisher    Med  Unallocated Consolidated
                           ----------  -------- ------- ---------- -------------
Three Months Ended January 31, 2002
 Net Revenues              $2,233,040      $--     $--        $--    2,233,040
 Depreciation and Amortization 13,815       --   1,885         --       15,700
 Operating Income (Loss)      113,607       --  (2,157)   (79,347)      32,103
 Net Income (Loss)             76,467       --  (1,009)   (67,563)       7,895

Three Months Ended January 31, 2001
 Net Revenues               2,801,990    6,100      --         --    2,808,090
 Depreciation and Amortization 22,962   30,278   1,834         --       55,074
 Operating Income (Loss)       97,400 (263,498) (2,458)   (38,130)    (206,686)
 Net Income (Loss)             64,106 (282,988) (2,458)   (25,462)    (246,802)

Nine Months Ended January 31, 2002
 Net Revenues               8,929,867   34,411   2,768         --    8,967,045
 Depreciation and Amortization 46,491   56,112   5,398         --      108,002
 Operating Income (Loss)      461,080 (367,724) (7,014)  (170,659)     (84,317)
 Net Income (Loss)            359,076 (389,709) (5,746)  (133,409)    (169,788)

Nine Months Ended January 31, 2001
 Net Revenues               9,775,466   24,650      --         --    9,800,116
 Depreciation and Amortization 69,154   69,389   4,151         --      142,694
 Operating Income (Loss)      471,755 (738,066) (8,441)   (98,385)    (373,137)
 Net Income (Loss)            367,221 (792,184)  4,334    (64,396)    (485,025)

Total Assets at
 January 31, 2002           2,231,176       -- 242,582    291,632    2,765,390
Goodwill at
 January 31, 2002             204,662       --      --         --      204,662

Total Assets at
 April 30, 200             12,630,383  712,105 232,545    216,045    3,791,078
Goodwill at
 April 30, 2001               204,662   90,432      --         --      295,094

Intersegment transactions included a management fee between Jayark and Fisher for the nine months ended January 31, 2002 and January 31, 2001, of $30,000 and $90,000, respectively.

6.  Inventories

Inventories are summarized as follows:


						January 31, 2002  April 30, 2001
                                    ---------------- ---------------
Raw Materials                         $172,081          $201,877
Work In Process                          2,032            22,660
Finished Goods                         284,319           445,783
                                    ---------------- ---------------
                                      $458,432          $670,320
                                    ================ ===============

7.  Stock Option Plan

In August 2001, the Company granted certain board of directors, executive officers and employees incentive stock options totaling 187,500 shares pursuant to the Company's 2001 Stock Option Plan. The exercise price was $.50 per share and the options are fully vested.

8.  Income (Loss) Per Common Share

Basic income (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per common share is based upon the weighted average number of common shares outstanding, as well as dilutive potential securities, which in the Company's case, comprise shares issuable under the stock option plan. Dilutive stock options, totaling 187,500 shares, had no impact on the income (loss) per common share calculation in any periods presented as their impact was antidilutive.

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

As of October 1, 2001, the Company had invested approximately $1,248,000 of cash in Fisher and incurred net losses as 100% owner of approximately $1,509,000; therefore the Company's net investment and advance position at the date of the divestiture was a negative balance of approximately $261,000. In connection with the transaction, the Company received from the merged entity a five-year $525,715 promissory note, which represents a portion of the aforementioned advances the Company had made during its 100% ownership period. The note is secured by all assets of the company except the intellectual property. There can be no assurances that the merged entity will be successful in completing the development of its products or in the raising of the additional working capital required. Additionally, since the merged entity has minimal liquidation value, the note is deemed not to be collectible. Accordingly, the Company has not assigned any value to this note and has recognized its divestiture of its net investment of approximately $261,000 at October 1, 2001 as an increase in additional paid in capital, which reduces the investment in Fisher to zero. The Company has not recognized its 50% share of losses of the merged entity in the post transaction period of October 1 to January 31, 2002 as its investment is reflected as zero.

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

As the Company has relinquished its control of Fisher, it has effectively deconsolidated Fisher as of October 1, 2001 and reflected its recorded excess losses as additional paid in capital. As the Company experienced no historical successes as 100% owner, and has no tangible evidence of its historical investment recoverability, it has reflected its equity investment position at zero. In the event the merged entity is successful in the future, the Company would record its 50% interest in the earnings, if any, to the extent that they exceed equity losses not otherwise recorded, and could experience subsequent gains resulting from the repayment of the note receivable, if such amounts are collected, and from the proceeds of the Alberdale buyout option, if exercised. However, as described above, due to the uncertainties over the ultimate recoverability of the note or the exercise of the option, no value has been assigned to either.

Three Months Ended January 31, 2002 as compared to January 31, 2001

NET REVENUES

Net Revenues of $2,233,000 for the three months ended January 31, 2002, decreased $575,000, or 20.5%, as compared to the same period in 2001. This was a result of a $569,000, or 20.3%, revenue decrease at AVES due partially to the nation's economic slowdown resulting in decreased budgets for many of our customers causing them to look to more inexpensive and, or, purchase fewer products. Decreases have also been experienced due to the continued price declines in video products.

COST OF REVENUES

Cost of Revenues of $1,812,000 decreased $548,000, or 23.2%, as compared to the same period last year as a result of decreased revenues at AVES.

GROSS MARGIN

Gross Margin of $421,000 was 18.8% of revenues, as compared to $448,000, or 15.9%, for the same period last year. The gross margin dollar decrease was minimized, despite lower revenues at AVES, primarily due to the decreasing costs of video products, sold at pre-established higher selling prices, thus creating temporary increases in gross margin percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $389,000 decreased $266,000 or 40.6% as compared to the same period last year. This was due primarily to the exclusion of Fisher expenses for the three-month period, due to the October 1, 2001 merger transaction. AVES' expenses decreased $30,000 primarily due to decreased payroll expenses. Corporate's expenses increased $31,000, primarily due to the lack of an intersegment management fee of $30,000 from Fisher in the prior year to offset selling, general and administrative expenses, and Med's expenses decreased $1,000.

OPERATING INCOME (LOSS)

Operating Income of $32,000 increased $239,000, or 115.5%, as compared to consolidated operating loss of $207,000 for the same period last year. The increase in operating income was the result of the Company not picking up Fisher's operating loss due to the October 1, 2001 merger transaction which aggregated $264,000 for the same period last year. AVES' operating income increased $6,000 due to the decrease in selling, general and administrative expenses, Corporate's operating loss increased $31,000 due to increased expenses and no intersegment management fee to offset expenses and Med's operating loss remained the same.

NET INTEREST EXPENSE

Net Interest Expense of $23,000 decreased $17,000, or 41.6%. This decrease was the result of decreased debt combined with lower interest rates.

INCOME BEFORE INCOME TAXES

Income Before Income Taxes of $9,000 increased $255,000, or 103.5% as compared to a loss before income taxes of $207,000 for the same period last year. Overall change in income before income taxes was a result of those fluctuations noted above.

INCOME TAXES

Income Taxes of $1,000 for the three months ended January 31, 2002 were incurred at Med for state income tax expenses.

NET INCOME (LOSS)

Net Income of $8,000 increased $255,000 as compared to consolidated net loss of $247,000 during the same period last year. This increase is principally due to a $283,000 improvement to the bottom line as a result of the October 1, 2001 merger transaction at Fisher, combined with a $2,000 increase at AVES and a $2,000 increase at Med. These improvements in net income were offset by a decrease of $32,000 at Corporate, primarily the result of no intersegment management fee revenue recognized during the quarter as a result of the Fisher merger transaction.

Nine Months Ended January 31, 2002 as compared to January 31, 2001

NET REVENUES

Net Revenues of $8,967,000 for the nine months ended January 31, 2002, decreased $833,000, or 8.5%, as compared to the same period in 2001.
This was the result of a $846,000 decrease at AVES, due partially to the nation's economic slowdown resulting in decreased budgets for many of our customers causing them to look to more inexpensive products and, or, purchase fewer quantity of products. This was coupled with the fact that there has been a continued price decline in video equipment and the Company did not win some large contractual school bids that were won in the prior year.

COST OF REVENUES

Cost of Revenues of $7,478,000 decreased $765,000, or 9.3%, as compared to the same period last year. This was a result of the decrease in revenues.

GROSS MARGIN

Gross Margin of $1,489,000 was 16.6% of revenues, as compared to $1,557,000, or 15.9%, for the same period last year. The slight increase in gross margin percentage is primarily the result of decreases in the costs of video products, which were sold at pre-established higher selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $1,573,000 decreased $357,000 or 18.5% as compared to the same period last year. Fisher's expenses decreased $357,000 due to five months of expenses in 2002 versus nine months in 2001, as a result of the October 1, 2001 merger transaction, Corporate's expenses increased $40,000 principally due to intersegment management fees of $90,000 from Fisher in the prior year which offset overall selling, general and administrative expenses at the Corporate level, AVES' expenses decreased $40,000 principally due to payroll reductions and MED expenses remained the same.

OPERATING LOSS

Operating Loss of $84,000 decreased $289,000, or 77.4%, as compared to consolidated operating loss of $373,000 for the same period last year. Fisher's operating loss decreased $370,000 due to the October 1, 2001 merger transaction, AVES' operating income decreased $42,000 due to the decrease in gross revenues, Corporate's operating loss increased $40,000 due to increased expenses and Med's operating loss decreased $1,000 due to decreased expenses.

NET INTEREST EXPENSE

Net Interest Expense of $85,000 decreased $27,000, or 24.3%. This is due to decreased notes payable, decreased interest rates on the Company's line of credit, combined with increased interest income.

LOSS BEFORE INCOME TAXES

Loss Before Income Taxes of $169,000 decreased $316,000, or 65.2% as Compared to a loss before income taxes of $485,000 for the same period last year. Overall change in loss before income taxes was a result of those fluctuations noted above.

INCOME TAXES

Income Taxes of $1,000 were incurred at Med for state income tax expenses.

NET LOSS

Net Loss of $170,000 decreased $315,000 as compared to consolidated net loss of $485,000 during the same period last year. This decrease was due to a $402,000 improvement in the bottom line as a result of the Company including only five months of Fisher losses in the current year, versus nine months in 2001, due to the October 1, 2001 merger transaction; offset by a $40,000 decrease at AVES, a $37,000 decrease at Corporate and a $10,000 decrease at MED.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include the allowance for doubtful accounts, inventory valuation, and recoverability of goodwill.

The allowance for doubtful accounts are recorded as an increase in selling, general and administrative expenses and a corresponding reduction in accounts receivable balances when the collectibility of an account becomes uncertain. The allowance for doubtful accounts is based on specifically identified accounts, historical trends and information from customers and are therefore subject to estimation.

Inventory is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the Company over or under ordering inventory items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded when deemed necessary.

Goodwill is reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of goodwill is measured by a comparison of the asset's carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such an asset were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair market based on estimated discounted cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flow and could increase or decrease the related impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2002 and April 30, 2001, consolidated open lines of credit available to the Company for borrowing, were $851,000 and $751,000, respectively. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by existing cash balances, cash flow generated from operations, and from available borrowing levels.

Working capital was $1,233,000 at January 31, 2002, compared with $948,000 at April 30, 2001.

Net cash provided by operating activities was $332,000 in 2002 as compared with net cash used in operating activities of $109,000 in 2001. This is primarily a result of decreased net losses and decreased accounts receivable offset by decreased accounts payable.

Cash flows used in investing activities were $91,000 in 2002 as compared with $278,000 in 2001. The difference is a result of the purchase of plant and equipment in the prior year.

Cash used by financing activities was $100,000 in 2002 as compared with cash provided by financing activities of $689,000 for 2001. This was primarily the result of payments on the Company's line of credit in the current year as compared to borrowings on the Company's line of credit and proceeds from long term debt in the prior year combined with proceeds from the issuance of Fisher Medical Corporation Senior 8% Cumulative Convertible Preferred Stock in the prior year.

The Company continues to be obligated under notes payable to related parties aggregating $1,374,993. The related parties include David Koffman, Chairman of the Board Directors and President of the Company, and an entity controlled by members of the Koffman family. The related notes mature in December 2004 at which time the entire unpaid principal balance plus accrued interest is due. Interest on certain notes continues to accrue and, the Company and related note holders are currently negotiating new payment terms of such interest.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accounting standards require disclosure concerning a registrant's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                      Total   Less than 1 Year 2-3 Years 4-5 Years After 5 Years
                   ---------- ---------------- --------- --------- -------------
Contractual Obligations                   Payments Due by Period
--------------------------------------------------------------------------------
Long Term Debt     $1,374,993    $161,332      $1,213,661       $--         $--
Operating Leases     $877,500     $90,000        $180,000  $180,000    $427,500

--------------------------------------------------------------------------------
Other Commercial Commitments       Amount of Commitment Expiration Per Period
--------------------------------------------------------------------------------
Lines of Credit      $399,060    $399,060             $--       $--         $--


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

As of January 31, 2002, the Company has outstanding lines of credit which are renegotiated every 12 months and bear interest at prime. Funds available for borrowing under these lines of credit are subject to interest rate risk and will increase interest expense if the prime rate increases. The Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6. 	Exhibits and Reports on Form 8-K.

(a) Exhibits - None


(b) Report on Form 8-K - None


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							JAYARK CORPORATION
							Registrant

	/s/ David L. Koffman               	 	   		March 13, 2002
	David L. Koffman, President
	Chief Executive Officer



	/s/ Robert C. Nolt  				  		March 13, 2002
	Robert C. Nolt
	Chief Financial Officer