Form 10-K
period 2002-04-30
JAYARK CORP
filed 2002-07-26
CIK 53260

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2002

Or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition period from             to

Commission File Number 0-3255

JAYARK CORPORATION
(Exact name of registrant as specified in its charter)

          DELAWARE          		     13-1864519
(State of incorporation)	(IRS Employer Identification No.)

300 Plaza Drive, Vestal, New York				13850
(Address of principal executive offices	   		(Zip Code)

Telephone number, including area code:	(607) 729-9331

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common
Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such Shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $100,788 as of June 6, 2002.

The number of shares outstanding of Registrant's Common Stock is 2,766,396 as of June 6, 2002.

PART I

Item 1. Business

General

Jayark Corporation ("Jayark" or "the Company") conducts its operations through three wholly owned subsidiaries, AVES Audiovisual Systems, Inc. ("AVES"), MED Services Corp. ("Med") and Fisher Medical Corporation ("Fisher"), each of which constitute a separate business segment for
financial reporting purposes.    Effective October 1, 2001, the Company
approved the merger of Fisher Medical Corporation ("Fisher"), a formerly wholly owned subsidiary, with Fisher Medical LLC.

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Its customer base includes businesses, churches, hospitals, hotels and educational institutions. The warehousing, sales and administrative operations of AVES are located in Sugar Land, Texas (a suburb of Houston).

Med finances the manufacture, sale and rental of medical equipment. Its customer base in fiscal 2002 included companies that sell and rent durable medical equipment to hospitals, nursing homes and individuals. Med had no customers in fiscal 2001 or 2000. The administrative operations of Med are located in Vestal, New York.

Effective October 1, 2001, the Company approved the merger of this formerly wholly owned subsidiary, Fisher Medical Corporation ("Fisher") with Fisher Medical LLC. As a result, the Company has relinquished control of Fisher and has deconsolidated Fisher effective October 1, 2001. Operations at Fisher consist of developing, manufacturing and distributing therapeutic support surfaces. The Fisher support surface system is used for the prevention and treatment of pressure ulcers, treatment of burn and trauma patients and pain management. The products are marketed to hospitals, nursing homes and home health care.
The production, warehousing, sales and administrative operations of Fisher are located in Torrington, Connecticut.

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

Description of AVES' Business

Products / Services

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Among the items distributed are LCD, DLP, video and slide projectors; projection screens and lamps; video cameras and camcorders; laser videodisk, video projection, TV monitors and receivers; DVD and video players/ recorders; still imaging systems; public address systems, microphonesand headsets; tape recorders, record players, cassette recorders, and related accessories and supplies.
AVES distributes the products of brand name manufacturers such as RCA(tm), GE(tm), Mitsubishi, Elmo, Panasonic, Sanyo, Fujitsu, Videotek, Pioneer, Leitch, Quasar, Telex, Samsung,
Kodak, Dukane, Sharp, Sony, 3M Brand, Canon and various other brand names. The Company also offers repair services, audiovisual consulting & design, engineering, installation and servicing of audiovisual systems to businesses, churches, hospitals, hotels and educational institutions.

Raw Materials

The sources and availability of raw materials are not significant for an understanding of AVES' business since competitive products are obtainable from alternative suppliers. AVES carries an inventory of merchandise for resale and for rental operations that is adequate to meet the rapid delivery requirements (frequently same day shipments) of its distribution business.

Patents

There are no patents, trademarks, licenses or franchises that are material to AVES' business.

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

Customers

In fiscal 2002, 84% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 16% of revenues came from sales to businesses (15%) and rental of AVES equipment (1%). In fiscal 2001, 81% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 19% of revenues came from sales to businesses
(18%) and rental of AVES equipment (1%). In fiscal 2000, 79% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 21% of revenues came from sales to businesses (20%) and rental of AVES equipment (1%). No one customer accounted for more than 10% of revenues during fiscal 2002, 2001 or 2000.

Backlog

The amount of unfilled sales orders of AVES at April 30, 2002, was $374,570, as compared with $1,058,300 at April 30, 2001, and $953,100 at April 30, 2000. This decrease in backlog is partially due to the nation's economic slowdown. However, the amount of unfilled sales orders is variable and largely dependent on timing and thus is not a material measure of AVES' operations.

Competition

The Company believes that AVES is one of the most diversified national audiovisual purveyors in the United States, given the different types of services and products offered. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines and brands available through its distribution channels.

Employees

At April 30, 2002, AVES had 15 full time employees.

Description of Med's Business

Products / Services

Med continues to explore distribution channels for specialty medical equipment. During fiscal 2002, Med financed the manufacture, sale and rental of durable medical equipment to companies that sell and rent durable medical equipment to hospitals, nursing homes and individuals. Med did not have any sales or services during fiscal 2001 and 2000.

Raw Materials

The sources and availability of raw materials are not significant for an understanding of Med's business since replacement materials are available from alternative suppliers. Med believes that their current raw material inventory is generally adequate to meet projected demand.

Patents

There are no patents, trademarks, licenses or franchises that are material to Med's business.

Sales

During fiscal 2002, Med had sales to companies that sell and rent durable medical equipment to hospitals, nursing homes and individuals

Backlog

Med does not currently have any backlog orders.

Description of Fisher's Business

Effective October 1, 2001, the Company approved the merger of this formerly wholly owned subsidiary, Fisher Medical Corporation ("Fisher") with Fisher Medical LLC. As a result, the Company has relinquished control of Fisher and has deconsolidated Fisher effective October 1, 2001 and is accounting for its investment in Fisher under the equity method.

Fisher is a developer, manufacturer and distributor of therapeutic support surfaces. The Fisher support surface system is used for the prevention and treatment of pressure ulcers, treatment of burn and trauma patients and pain management. The products are marketed to hospitals, nursing homes and home health care. Fisher distributes its products nationwide through Durable Medical Equipment ("DME") and Home Medical Equipment ("HME") dealers. Sales are primarily to the long-term care (nursing home) industry and home care. Fisher has two customers who act as master distributors. One for the long-term care industry and another for the retail market.

Item 2. Properties

The Company's Corporate office is located in Vestal, New York.
Corporate administrative functions are conducted from approximately 200 square feet of office space. There is currently no lease obligation or rental expense for this space, as the property is owned by a related party and the related interest expense would be diminutive.

AVES is located in Sugar Land, Texas. AVES' business is conducted from approximately 14,400 square feet; 4,000 of which are used for office, sales and demonstration purposes and 10,400 for warehouse purposes. The current lease term expires on September 30, 2011. The rental payments are $7,500 per month.

Item 3. Legal Proceedings

None

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Shareholders held on December 17, 2001, pursuant to the Notice of Annual Meeting of the Shareholders and Proxy Statement dated October 23, 2001, Robert C. Nolt was elected to the Board of Directors with 2,276,540 shares voted FOR and 2,066 shares WITHHELD and the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ending April 30, 2002 was approved with 2,274,335 shares voted FOR, 785 shares voted AGAINST and 3,486 shares WITHHELD.

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

The following table presents the quarterly high and low trade prices of the Company's common stock for the periods indicated, in each fiscal year as reported by NASDAQ. As of June 6, 2002, there were approximately 795 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.

                2002 Common Stock Trade Price  2001 Common Stock Trade Price
                _____________________________  _____________________________
          	        High	       Low		  High	         Low
                _____________________________  _____________________________

First Quarter   	 .46			.35		   .81		  .25
Second Quarter     .45			.28		  2.81		  .55
Third Quarter   	 .30			.22		  1.44	  	  .75
Fourth Quarter  	 .50			.30		   .75	  	  .35

Item 6. Selected Financial Data

Results of Operations:
Years Ended April 30,         2002     2001        2000        1999      1998
_______________________________________________________________________________
Net Revenues	 $11,415,537 $12,886,491 $13,197,866 $15,288,215 $13,604,558
_______________________________________________________________________________
Income (Loss) from
Continuing Operations ($99,329)  ($500,714)   $330,978    $445,805     $75,992
_______________________________________________________________________________
Income (Loss) from
Discontinued Operations    $--         $--    $209,676	   $--         $--
_______________________________________________________________________________
Net Income (Loss)     ($99,329)  ($500,714)   $540,654    $445,805     $75,992
_______________________________________________________________________________
Basic and Diluted Earnings
(Loss) per share from
Continuing Operations*	 ($.04) 	  ($.18)       $.12        $.24        $.08
_______________________________________________________________________________
Basic and Diluted Earnings
(Loss) per share from
Discontinued Operations*   $--         $--	   $.08         $--         $--
_______________________________________________________________________________
Weighted Average Shares
Outstanding*         2,766,396   2,766,396   2,766,396   1,836,661     922,120
_______________________________________________________________________________
At April 30,
Balance Sheet Information:
Total Assets        $2,884,057  $3,757,353  $3,239,126  $2,779,891  $2,634,964
_______________________________________________________________________________
Long Term
Obligations         $2,194,629  $2,082,881  $1,278,571  $1,424,229  $3,446,021
_______________________________________________________________________________
Working Capital     $1,324,977    $974,094    $359,120    $370,914    $157,069
_______________________________________________________________________________
Stockholders'
Deficit              ($484,207)  ($646,333)  ($145,619)  ($685,523)($2,925,566)
_______________________________________________________________________________

*Per share and weighted average share amounts have been restated to reflect reverse stock split.

Item 7. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

Fisher Divestiture

In January 2000, the Company, through a newly formed, wholly owned subsidiary, Fisher Medical Corporation ("Fisher"), entered into an Asset Purchase Agreement with Fisher Medical LLC ("LLC"), a developmentstage developer, manufacturer, and distributor of medical supplies and equipment for hospitals, nursing homes and individuals. Under the termsof the agreement, Fisher purchased all of the assets of LLC for cash of $215,000. LLC remained the owner of certain intellectual property utilized in Fisher's medical products line. The owner of LLC was Steve Fisher who also became a member of the board of directors of the Company.
Fisher also negotiated a five-year technology license with LLC, which conveyed certain technology rights developed by Trlby Innovative LLC of Torrington, Connecticut. The acquisition was accounted for under thepurchase method of accounting.

Fisher continued to develop medical supply products with the Financing provided by the Company. The Company initially utilized its existing working capital and lines of credit to fund Fisher's development efforts. The development time horizon exceeded the projected investment horizon as determined by the Company. Due to the need for additional funding for this development, the Company endeavored to infuse additional capital into Fisher with a private placement of preferred stock. In late 2000, The Company sold approximately $429,500 of newly issued Fisher Medical preferred stock. The Company continued to seek new capital via the preferred stock offering to various potential investors in 2001.

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

On October 1, 2001 the Company approved the merger of its wholly owned subsidiary, Fisher Medical Corporation with Fisher Medical LLC, the owner of the intellectual property utilized in Fisher's medical products line. Pursuant to the merger agreement, the Company assigned 50% of its common equity holdings in Fisher Medical Corporation to the sole member of Fisher Medical LLC, Dr. Stephen Fisher. Dr. Fisher serves as President of Fisher Medical Corporation and as a Director of the Company. As a result of this transaction, the Company has effectively relinquished its control of Fisher Medical Corporation; however given its continuing 50% common stock ownership interest, the Company will account for its investment on the equity method prospectively commencing October 1, 2001. The Company has no future obligations to fund any deficits of the merged entity or any deficits of the merged entity or any commitments to provide future funding.

As of October 1, 2001, the Company had invested approximately $1,248,000 of cash in Fisher and incurred net losses as 100% owner of approximately $1,509,000; therefore the Company's net investment and advance position at the date of the divestiture was a negative balance of approximately $261,000. In connection with the transaction, the Company received from the merged entity a five-year $525,715 promissory note, which represents a portion of the aforementioned advances the Company had made during its 100% ownership period. The note is secured by all assets of the company except the intellectual property. There can be no assurances that the merged entity will be successful in completing the development of its products or in the raising of the additional working capital required. Additionally, since the merged entity has minimal liquidation value, the note is deemed not to be collectible. Accordingly, the Company has not assigned any value to this note and has recognized its divestiture of its net investment of $261,455 at October 1, 2001 as an increase in additional paid in capital, which reduces the investment in Fisher
to zero.   The Company has not recognized its 50% share of losses of
the merged entity in the post transaction period of October 1 to January 31, 2002 as its investment is reflected as zero.

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:

Accounts Receivable - Trade			$31,350
Inventories						 85,001
Other Current Assets				 16,134
Property, Plant & Equipment, Net		361,418
Goodwill						 90,432
Patent, Net						 57,546
Accounts Payable and Accrued Expenses    (295,817)
Accrued Salaries				     (177,415)
Other Current Liabilities			   (604)
Preferred Stock				     (429,500)
							________
 						    ($261,455)
						    ==========

In connection with the transaction, the Company was granted warrants to purchase 47,190 shares of common stock of the merged entity at $10 per share, which expire in three years.

As the Company has relinquished its control of Fisher, it has effectively deconsolidated Fisher as of October 1, 2001 and reflected its recorded excess losses as additional paid-in-capital. As the Company experienced no historical successes as 100% owner, and has no tangible evidence of its historical investment recoverability, it has reflected its equity investment position at zero. In the event the merged entity is successful in the future, the Company would record its 50% interest in the earnings, if any, to the extent that they exceed equity losses not otherwise recorded, and could experience subsequent gains resulting from the repayment of the note receivable, if such amounts are collected, and from the proceeds of the Alberdale buyout option, if exercised. However, as described above, due to the uncertainties over the ultimate recoverability of the note or the exercise of the option, no value has been assigned to either.

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the divestiture of Fisher had taken place as of May 1, 1999. The unaudited pro forma information has been prepared by the Company based upon assumptions deemed appropriate and takes into consideration the elimination of Fisher operating activities included in the consolidated statements of operations for the periods presented herein.

					    2002        2001        2000
					____________________________________
Net Revenues			$11,381,126	$12,857,841	$13,197,866

Net Income				   $260,380	   $304,061	   $735,274
					====================================
 Net Income per Common Share -
  Basic and Diluted			 $.09        $.11        $.27
					====================================

The unaudited pro forma information presented herein are shown for illustrative purposed only and are not necessarily indicative of the future financial position or future results of operations of the Company and does not necessarily reflect the results of operations that would have occurred had the transaction been in effect for the periods presented. The unaudited pro forma information should be read in conjunction with the historical consolidated financial statements and related notes of the Company.

As of April 30, 2002, the $500,000 Alberdale LLC bridge loan to
Fisher provided by Hobart Associates II, LLC (Hobart) was in default and the Company's $525,715 five-year promissory note to Fisher was also in default. Both notes provided for the acceleration of the notes and the transfer of the secured assets to the note holders upon an event of default. In order to avoid liquidation of Fisher, Hobart and the Company proposed a restructuring program for Fisher. On
June 3, 2002 Stephen Fisher Sr. (President of Fisher), Fisher, Hobart and the Company entered into the Fisher Medical Restructuring Agreement (the Agreement). Under the terms of the Agreement, Hobart and the Company formed a new corporation, Unisoft International Corporation ("UIC"). UIC will assume the international rights for sale and marketing of Fisher's Unisoft mattress and all associated products, designs, and all rights related thereto, as well as certain employees and their obligations. As part of the agreement, UIC will commit to a supply contract with Fisher with a guaranteed minimum order quantity.

In addition, UIC must assume the Fisher promissory notes payable to Hobart and the Company. The Company will also contribute its 500,000 shares of common stock of Fisher and Hobart will contribute $250,000 to UIC, resulting in both the Company and Hobart owning approximately 36% of UIC. The Company's 36% interest is comprised of 100,000 shares of common stock and 60,000 shares of Super Voting Series A Preferred Stock. Each share of Series A Preferred Stock provides for 5 shares of voting rights for each share of common stock. Hobart and UIC have an option to purchase approximately 95% of Jayark's interest in UIC for approximately $800,000 for a one-year period. Alberdales LLC's option to purchase 50% of Jayark's common interest in Fisher was converted in 20,000 shares of UIC common stock under the restructuring.

There can be no assurances that the new entity will be successful in selling and marketing the Unisoft internationally or the raising of the additional working capital required to sustain the business. The Company has no future obligations to fund any deficits of the new entity or any commitments to provide funding. Due to the uncertainties over the ultimate recoverability of its investment in UIC, no value has been assigned.

Comparison of Fiscal Year Ended April 30, 2002 With Fiscal Year Ended April 30, 2001

During the first quarter of fiscal 2002 (effective May 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information describes the impact that the adoption of SFAS No. 142 had on net income (loss) and net income
(loss) per common share for the fiscal years ending April 30:



       				       2002		   2001	  2000
					  ______________________________________
Net Income (Loss)			      ($99,329)   ($500,714)  $540,654
Add Back: Goodwill Amortization	      --	  $26,068	 $22,734
					  ______________________________________
Adjusted Net Income (Loss)		($99,329)	($474,646)	$563,388
					  ======================================

Net Income (Loss) per Common Share     ($.04)	    ($.18)	    $.20
Goodwill Amortization		           $--	     $.01       $.01
					  ______________________________________

Adjusted Net Income (Loss)		   ($.04)	    ($.17)      $.21
					  ======================================

There was no goodwill acquired or any goodwill impairment losses recognized during the fiscal year ended April 30, 2002.

Net Revenues

Consolidated Revenues of $11,416,000 decreased $1,471,000, or 11.4%, from fiscal 2001. The decrease was primarily the result of a $1,485,000 decrease in AVES' sales. The decreased sales at AVES were due partially to the nation's economic slowdown resulting in decreased budgets for many of our customers causing them to look to more inexpensive products and, or, purchase fewer quantity of products. This was coupled with the fact that there has been a continued price decline in video equipment and the Company did not win some large contractual school bids that were won in the prior year. Med had sales of $8,000 versus $0 in fiscal 2001 and Fisher had increased sales of $6,000 prior to the divestiture.

Cost of Revenues

Consolidated Cost of Revenues of $9,430,000 decreased $1,407,000, or 12.9%, from the prior fiscal year. This was a result of the decrease in revenues.

Gross Margin

Consolidated Gross Margin of $1,986,000 was 17.4% of revenues, as compared with $2,050,000, or 15.9%, for the same period last year. The increase in gross margin percentage was primarily the result of decreases in the costs of video products at AVES, which were sold at pre-established higher selling prices.

Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $1,983,000 decreased $440,000, or 18.1%, as compared with the prior reporting year. Fisher's expenses decreased $484,000 due to five months of expenses in fiscal 2002 versus twelve months in fiscal 2001, as a result of the October 1, 2001 divestiture transaction. AVES' expenses decreased $132,000 due to decreased payroll expenses, decreased amortization expenses due to the adoption of SFAS No. 142 described above, and increased miscellaneous income, partially offset by increased rental expense. Corporate's expenses increased $168,000 partially due to $90,000 of intersegment management fees charged to Fisher in the prior year which offset overall selling, general and administrative expenses at the Corporate level. In addition, Corporate had increased payroll, travel, insurance and printing expenses. Med's expenses increased $8,000 due to travel expenses associated with the exploration of new product markets.

Operating Income (Loss)

Consolidated Operating Income of $3,000 increased $376,000, or 100.7%, from last year's operating loss of $373,000. Due to the October 1, 2001 divestiture transaction, Fisher's operating loss decreased $494,000 as the Company incurred only five months of loss in fiscal 2002 versus twelve months in fiscal 2001. AVES' operating income increased $52,000 due to decreased selling, general and administrative expenses, Corporate's operating loss increased by $168,000 due to increased expenses discussed above, and Med's operating loss increased $2,000.

Interest Expense

Consolidated Interest Expense of $115,000 decreased $25,000 or 17.8% as compared with the same period last year. This decrease was a result of decreased outstanding balances and decreased interest rates on the Company's outstanding line of credit, combined with increased interest income.

Gain on Sale of Assets

Consolidated Gain on Sale of Assets of $14,000, as compared to $1,000 in fiscal 2001, resulting from the sale of a Company auto at AVES.

Income (Loss) Before Income Taxes

Loss Before Income Taxes of $99,000 for the fiscal year ended
April 30, 2002 decreased $413,000, as compared with the same period last year. Overall change in loss before income taxes was a result of those fluctuations noted above.

Income Taxes

Income Taxes of $1,000 were incurred at Med for state income tax expenses in fiscal 2002. The income tax benefit of $11,000 in fiscal 2001 represents a reversal of the prior year tax accrual.

Consolidated Net Income (Loss)

Consolidated Net Loss of $99,000 for the fiscal year ended
April 30, 2002 decreased $401,000, as compared to net loss of $501,000 for the same period last year. This decrease was due to a $535,000 improvement in the bottom line as a result of the Company including only five months of Fisher losses in the current year, versus twelve months in 2001, due to the October 1, 2001 divestiture transaction; combined with a $61,000 improvement at AVES and offset by $178,000 decrease at Corporate and a $17,000 decrease at Med.

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

Income (Loss) Before Income Taxes

Loss Before Income Taxes of $512,000 for the fiscal year ended
April 30, 2001 decreased $854,000, or 249.6%, as compared with the same period last year. This increased loss was primarily due to $730,000 increased loss at Fisher due to research, development and production activities. AVES' earnings decreased $251,000, Corporate's loss decreased $92,000 and Med's loss decreased $35,000.

Income Taxes

Income Tax Benefit of $11,000 for the fiscal year ended April 30, 2001, represents a reversal of the prior year tax accrual.

Income (Loss) from Continuing Operations

Loss from Continuing Operations of $501,000 decreased $832,000, or 251.3%, as compared to income of $331,000 in the prior year.

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

Critical Accounting Policies and Significant Estimates

The methods, estimates and judgments the Company uses in applying their most critical accounting policies has a significant impact on the results reported in our consolidated financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and requires the Company to make their most difficult and subjective judgment, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of accounts receivables, which impact selling, general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill, which impactswrite-offs of goodwill and; accounting for income taxes, which impacts the valuation allowance and the effective tax rate.

The Company reviews estimates including, but not limited to, the allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based upon historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

We value inventories at the lower of cost or market on a first-in-first-out basis. The recoverability of inventories is based upon thetypes and levels of inventory held, forecasted demand, pricing, competition and changes in technology.
The Company's accounts receivable represent those amounts, which have been billed to ourcustomers but not yet collected. The Company analyzes various factors, including historical experience, credit-worthiness of customers and current market and economic conditions. The allowance for doubtful accounts balance is established based on the portion of those accounts receivable, which are deemed to be potentially uncollectible. Changes in judgments on these factors could impact the timing of costs recognized.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income and tax planning in making this assessment.
As a result of this assessment, the Company feels that a valuation allowance for the entire deferred tax asset balance at April 30, 2002 is required. The Company evaluates the need for valuation allowances on a regular basis and adjusts as needed. These adjustments, when made, would have an impact on the Company's financial statements in the period that they were recorded.

Goodwill is tested annually for impairment by the Company at the reporting unit level, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows.
If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipate revenues and related cash flows could result in changes in this assessment and result in an impairment charge. The use of different assumptions could increase or decrease the related impairment charge.

Liquidity and Capital Resources

At April 30, 2002, consolidated open lines of credit available to the Company for borrowing, were $951,000 as compared with $751,000 at April 30, 2001. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by cash flow generated from operations and from available borrowing levels.

Working Capital

Working capital was approximately $1,325,000 at April 30, 2002,
Compared with 974,000 at April 30, 2001.

Net cash provided by operating activities was $345,000 in 2002 as Compared with $125,000 in 2001. This is primarily a result of decreased net losses and decreased inventory levels partially offset by decreased accounts payable and accrued expenses.

Cash flows used in investing activities were $112,000 in 2002 compared with $316,000 used in 2001. The difference is a result of decreased purchases of property and equipment in the current year.

Cash used in financing activities of $200,000 for 2002 as compared to cash provided by financing activities of $495,000 in 2002. This was the result of payments on the Company's line of credit in the current year as compared to borrowings on the Company's line of credit in 2001 and proceeds from the issuance of Fisher Medical Corporation Senior 8% Cumulative Convertible Preferred Stock in 2001.

The Company had no material commitments for capital expenditures as of April 30, 2002.

The Company continues to be obligated under notes payable to related parties aggregating $1,374,993. The related parties and corresponding outstanding obligations include David Koffman, Chairman of the Board of Directors and President of the Company ($201,113), AV Texas Holding LLC, an entity controlled by members of the Koffman family ($850,000) and CCB Associates, LP, an entity with indirect control by a Board Member ($323,830).
The current portion of the related notes aggregated $161,332, with an additional principal payment of $161,332 due in December 2003. The remaining balance on these related notes Matures in December 2004 at which time the entire remaining unpaid principal balance, aggregating $1,052,329, plus accrued interest is due.

At a meeting of shareholders held in November 1999, the shareholdersapproved an amendment to Jayark's Certificate of Incorporation providing a one for ten reverse stock split. In December 1999, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect the one for ten reverse stock split. In January 2000, each ten (10) issued and outstanding shares of Common Stock of the Corporation, par value $.01 per share, were automatically converted into one
(1) validly issued, fully paid and nonassessable share of Common Stock of the Corporation, par value $.01 per share.
To avoid the existence of fractional shares of common stock, stockholders who would otherwise have been entitled to receive fractional shares of common stock equal to one-half or more received one whole share. No shares or scrip were issued to holders in respect of any fraction less then one-half. All per share and weighted average share amounts have been restated to reflect this transaction.

Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning a registrant's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

 				        Less than	 2-3        4-5      After
			     Total	   1 Year    Years      Years   5 Years
________________________________________________________________________
Contractual Obligations			Payments Due by Period
________________________________________________________________________
Long Term Debt -
Related Parties	 $1,374,993	  $161,332	$1,213,661       $--	   $--
Operating Lease      $847,500    $90,000	  $180,000  $180,000  $397,500
Accrued Interest -
Related Parties      $636,696        $--    $636,696       $--       $--
_________________________________________________________________________
Other Commercial
 Commitments		Amount of Commitment Expiration Per Period
_________________________________________________________________________
Lines of Credit	   $299,000   $299,000         $--	     $--       $--

Impact of Inflation

Management of the Company believes that inflation has not Significantly impacted either net sales or net income during the year ended April 30, 2002.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 15, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has reviewed the provisions of SFAS No. 144, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 is required for adoption for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. The Company has reviewed the provisions of SFAS No. 145, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

Item 7A. Market Risk

None

Item 8. Financial Statements And Supplementary Data

The Independent Auditors' Reports, Consolidated Financial Statements and Notes to Consolidated Financial Statements filed as a part of this report are listed in the accompanying Index to Consolidated
Financial Statements.

Item 9. Change In and Disagreement With Accountants on Accounting And Financial Disclosure

The Jayark Corporation Board of Directors and Audit Committee approved KPMG LLP (KPMG) as its independent public accountants for the fiscal years ending April 30, 2002 and 2001. KPMG replaced BDO Seidman LLP
(BDO) which resigned as the Company's principal independent auditors on November 13, 2000 (date of resignation). During the past five years,up to and including the date of resignation, BDO's audit report of the financial statements of the Company did not contain an adverse or disclaimer of opinion, nor has the report been qualified or modified as to uncertainty, audit scope, or accounting principles. During the past five years, there were no disagreements between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement or disagreements.

The resignation of BDO was subsequently disclosed in Form 8K/A, dated December 5, 2000.

       				PART III

Item 10. Directors And Executive Officers Of The Registrant

Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of June 30, 2002, and, as to directors, the expiration date of their current term of office:

       			CURRENT DIRECTORS
				Term						 Director
Name			Age	Expires  Position Presently Held	 Since
_______________________________________________________________________
David Koffman	43	2004    Chairman, President, Chief	 1983
					  Executive Officer & Director
_______________________________________________________________________
Frank Rabinovitz	59	2004	  Executive Vice President,	 1989
  					  Chief Operating Officer,
 					  Director and President of AVES
_______________________________________________________________________
Robert Nolt		54	2005	  Chief Financial Officer and	 1998
					  President
_______________________________________________________________________
Arthur G. Cohen	73	2002	  Director				 1990
_______________________________________________________________________
Jeffrey P.Koffman 36	2002	  Director				 1999
________________________________________________________________________
Richard Ryder	56	2004	  Director			       2001
________________________________________________________________________
Stephen Fisher	56	2004	  President of Fisher Medical	 2001
 				  	  Corporation and Director
________________________________________________________________________
Paul Garfinkle	61	2004	  Director				 2001
________________________________________________________________________

David L. Koffman was elected President and Chief Executive Officer of the Company in December 1988. Prior to that time, he served as Director and Vice President of the Company for over eight years.

Frank Rabinovitz was elected Executive Vice President, Chief Operating Officer and Director of the Company in 1989. In addition, he is the President of the Company's audiovisual subsidiary and has served in this capacity for more than fifteen years, as well as in various other executive and management capacities since 1980.

Robert C. Nolt is Chief Financial Officer and Director of the Company. In addition, Mr. Nolt is Chief Financial Officer of Binghamton Industries, Inc., a company controlled by the principal shareholders of the Company. Prior to joining the Company, Mr. Nolt was Vice President of Finance of RRT-Recycle America, Inc. Mr. Nolt is a Certified Public Accountant with over 29 years of experience in the Accounting field and has served in a number of executive positions. Before joining RRT in 1993, Mr. Nolt was Chief Financial Officer for the Vestal, NY based Ozalid Corporation.

Arthur G. Cohen has been a real estate developer and investor for more than eleven years. Mr. Cohen is a Director of Baldwin and Arlen, Inc. Burton I. Koffman and Richard E. Koffman are parties to an agreement with Arthur G. Cohen pursuant to which they have agreed to vote their shares in favor of the election of Mr. Cohen to the Board of Directors of the Company.

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

Richard Ryder was elected Director of the Company in 2001. Dr. Ryder has been a practicing physician in the Binghamton, NY area for the past 24 years. He is board certified in cardiology and internal medicine. Dr. Ryder is a graduate of Wake Forest University Medical School and pursued his cardiology training at Georgetown University.

Stephen Fisher, Sr. was elected Director of the Company in 2001.
Mr. Fisher is the President of Fisher Medical Corporation, a former wholly owned subsidiary of the Company. Prior to joining the Company, he was the principal and co-founder of Fisher Medical LLC. He was CEO and Chairman of Vivax Medical Corporation from 1996 until he resigned in 1998 to start Fisher Medical LLC. From 1991 to 1996 he was President of Aztech Corporation, a firm specializing in business development, mergers and acquisitions and technology licensing. Prior thereto, he was President of Material Systems, Ltd., an engineering and management consulting firm. He was an INCRA Fellow at Carnegie-Mellon University and an Assistant Professor of engineering and conducted research at West Virginia Institute of Technology and Virginia Polytechnic Institute.

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

SUMMARY COMPENSATION TABLE (1,2,3,4)
      					 	Annual Compensation
							____________________

     					  	Year		Salary 	  Bonus
                                   -----       --------     --------
David L. Koffman				2002		$81,000	   $--
Chairman, President and			2001		$81,000	   $--
Chief Executive Officer			2000		$81,000	   $--

Frank Rabinovitz				2002		$162,000	  $50,000
Director, Executive Vice 		2001		$187,000	  $62,000
President, Chief Operating Officer, 2000		$162,000	  $50,000
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

(2) The Company has entered into Split Dollar Insurance Agreements with David L. Koffman and Frank Rabinovitz, pursuant to which the Company has obtained insurance policies on their lives in the approximate amounts of $5,743,400 and $497,700, respectively. The premium is paid by the Company. Upon the death of the individual, the beneficiary named by the individual is entitled to receive the benefits under the policy. The approximate amounts paid by the Company during the fiscal year ended April 30, 2001 for this insurance coverage were $36,000 and $25,373, respectively. Such amounts are not included in the above table.

(3) The Company has accrued Mr. Koffman's fiscal 2002, 2001 and 2000 salary, however, he has deferred payment until such time as the Company's working capital position improves.

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

Unexercised options expire on the earlier of (i) the date that is ten years from the date on which they were granted (five years in the case of an Incentive Option granted to a "ten percent stockholder"),
(ii) the date of the termination of an option holder for any reason other than termination not for cause, death or disability (as defined in the Stock Option Plan), or (iii) the earlier of one year, or the expiration date of such option, from the date of the optionee's disability or death. There were 180,000 stock options outstanding at April 30, 2002.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth as of June 6, 2002, the holdings of the Company's Common Stock by those persons owning of record, or known by the Company to own beneficially, more than 5% of the Common Stock, the holdings by each director or nominee, the holdings by certain executive officers and by all of the executive officers and directors of the Company as a group.

PRINCIPAL STOCKHOLDERS

				                   Amount and Nature of  Note  % of
Name and Address of Beneficial Owner	Beneficial Ownership   (1)  Class
___________________________________________________________________________
David L. Koffman
300 Plaza Drive, Vestal, NY 13850		   1,263,033		    45.7%
___________________________________________________________________________
Vulcan Properties, Inc.
505 Eighth Avenue Suite 300
New York, NY 10018				     292,189		    10.6%
___________________________________________________________________________
Burton I. Koffman
300 Plaza Drive, Vestal, NY 13850		     185,819	    2,3    6.7%
___________________________________________________________________________
Ruthanne Koffman
300 Plaza Drive, Vestal, NY 13850		     183,665		     6.6%
___________________________________________________________________________
Jeffrey P. Koffman
150 East 52nd Street, New York, NY 10022	      148,402		     5.4%
___________________________________________________________________________
Frank Rabinovitz
12610 W. Airport Blvd. Suite 150,
Sugar Land, TX 77478				       68,426		     2.5%
___________________________________________________________________________
Richard Ryder
15 Campbell Road, Binghamton, NY 13905	       24,000		     0.9%
___________________________________________________________________________
Robert C. Nolt
300 Plaza Drive, Vestal, NY 13850		       10,000		     0.4%
___________________________________________________________________________
All Directors & Executive Officers
as a Group						    1,513,861		    54.7%
===========================================================================

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

The Koffman Group, which consists of David Koffman, Chairman of the
Board of Directors and President of the Company, Burton Koffman, Richard Koffman, Milton Koffman, Jeffrey Koffman, Sara Koffman, Ruthanne Koffman, Elizabeth Koffman, Steven Koffman, and two entities controlled by members of the Koffman family, beneficially owns 2,046,658 shares of Common Stock, which represents approximately 74% of the Common Stock outstanding at April 30, 2002.

The Company continues to be obligated under notes payable to related parties aggregating $1,374,993. The related parties and corresponding outstanding obligations include David Koffman, Chairman of the Board of Directors and President of the Company ($201,113), AV Texas Holding LLC, an entity controlled by members of the Koffman family ($850,000) and CCB Associates, LP, an entity with indirect control by a Board Member ($323,830). The current portion of the related notes aggregated $161,332,with an additional principal payment of $161,332 due in December 2003.The remaining balance on these related notes matures in December 2004 at which time the entire remaining unpaid principal balance, aggregating $1,052,329, plus accrued interest is due.

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

JAYARK CORPORATION

By:

/s/ David L. Koffman	Chairman of the Board and Director	July 17, 2002
DAVID L. KOFFMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David L. Koffman	Chairman of the Board, President,	July 17, 2002
DAVID L. KOFFMAN		Chief Executive Officer and Director

/s/ Frank Rabinovitz	Executive Vice President, Chief	July 17, 2002
FRANK RABINOVITZ	 	Operating Officer and Director

/s/ Robert C. Nolt      Chief Financial Officer & Director  July 17, 2002
ROBERT C. NOLT

/s/ Arthur G. Cohen     Director				 	July 17, 2002
ARTHUR G. COHEN

/s/ Jeffrey P. Koffman  Director				 	July 17, 2002
JEFFREY P. KOFFMAN

/S/ Richard Ryder		Director				 	July 17, 2002
RICHARD RYDER

/s/ Stephen Fisher, Sr. Director				 	July 17, 2002
STEPHEN FISHER, SR.

/s/ Paul Garfinkle	Director				 	July 17, 2002
PAUL GARFINKLE

JAYARK CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements				Page

Independent Auditors' Reports							23-24
Consolidated Balance Sheets as of April 30, 2002 and 2001		25

Consolidated Statements of Operations for the Years Ended
  April 30, 2002, 2001 and 2000	              			26
Consolidated Statements of Stockholders' Deficit for the Years Ended
  April 30, 2002, 2001 and 2000						27

Consolidated Statements of Cash Flows for the Years Ended
  April 30, 2002, 2001 and 2000						28

Notes to Consolidated Financial Statements				29-42

Independent Auditors' Report

To the Shareholders and Directors
Jayark Corporation:

We have audited the accompanying consolidated balance sheets of Jayark Corporation and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


As discussed in Note 2 to the consolidated financial statements, effective May 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
June 25, 2002

Syracuse, New York

Independent Auditors' Report

To the Shareholders and Directors
Jayark Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit, and cash flows of Jayark Corporation for the year ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Jayark Corporation's and Subsidiaries' operations and their cash flows for the year ended April 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, New York

July 10, 2000


  			Jayark Corporation and Subsidiaries
			    Consolidated Balance Sheets
				April 30, 2002 and 2001

                                                   2002       2001
                                                ____________________
Assets
Current Assets:
Cash and Cash Equivalents				$866,971	$834,145
 Accounts Receivable - Trade, less allowance
  for doubtful accounts of $109,028 and
   $100,363, in 2002 and 2001, respectively    1,197,823   1,318,732
 Inventories (Note 3)					 393,612	 670,320
 Other Current Assets					  40,206	  42,202
								____________________

Total Current Assets				     2,498,612   2,865,399


 Property, Plant & Equipment, net (Note 4)	 180,783	 542,204
 Goodwill (Note 2)				       204,662	 295,094
 Patent, net							--	  54,656
								____________________

Total Assets					    $2,884,057  $3,757,353
                                                ====================

Liabilities
Current Liabilities:
 Borrowings Under Lines of Credit (Note 5)	$299,000	$499,060
 Current Portion of Long Term Debt - Related
  Parties (Note 6)					 161,332	 161,332
  Accounts Payable and Accrued Expenses		 440,589	 862,442
  Accrued Salaries (Note 10)				 187,684	 295,143
  Other Current Liabilities				  85,030	  73,328
								____________________

Total Current Liabilities			     1,173,635   1,891,305

Long Term Debt - Related Parties, excluding
 current portion (Note 6)			     1,213,661   1,213,661
Deferred Compensation (Note 10)			 344,272	 338,272
Accrued Interest - Related Parties
(Notes 6 and 10)						 636,696	 530,948
								____________________

Total Liabilities				    	     3,368,264   3,974,186
								____________________

8% Cumulative Convertible Preferred Stock of
 Subsidiary (Note 8)						--	 429,500
  								____________________

Concentrations, Commitments And Contingencies (Notes 11 and 12)

Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized
 30,000,000 Shares; issued 2,773,896 Shares       27,739	  27,739
Additional Paid-In Capital			    12,860,435  12,598,980
Accumulated Deficit				   (13,371,631)(13,272,302)
Treasury Stock, at cost, 7,500 shares
 in 2002 and 2001					          (750)	    (750)
							    ______________________
Total Stockholders' Deficit			      (484,207)   (646,333)
							    ______________________

Total Liabilities & Stockholders' Deficit	    $2,884,057  $3,757,353
							    ======================


See accompanying notes to consolidated financial statements

			Jayark Corporation and Subsidiaries
		     Consolidated Statements of Operations
		    Years Ended April 30, 2002, 2001 and 2000

						2002		2001		2000

Net Revenues				$11,415,537	$12,886,491	$13,197,866
Cost of Revenues				  9,429,755  10,836,632	 10,869,794
						___________________________________
 Gross Margin				  1,985,782	  2,049,859	  2,328,072

Selling, General and Administrative
(Note 10)					  1,983,095	  2,422,739	  1,895,922
                                    ___________________________________

Operating Income (Loss)				2,687	   (372,880)    432,150

Other Income (Expense):
 Interest Expense, Net			   (115,148)   (140,134)    (97,828)
 Gain on Sale of Assets			     13,900		1,156		7,800
						  __________________________________

Income (Loss) Before Income Taxes	    (98,561)   (511,858)    342,122

Income Taxes (Note 9)			        768     (11,144)     11,144
						  __________________________________
Income (Loss) from Continuing
 Operations					    (99,329)   (500,714)    330,978
						  __________________________________
Income from Discontinued Operations
 (Note 13)					         -- 	   --	    209,676
						  __________________________________

Net Income (Loss)				    ($99,329)   ($500,714)  $540,654
                                      ==================================

Basic and Diluted Income (Loss) per Common Share:
  Continuing Operations				($.04)	 ($.18)	 $.12
  Discontinued Operations		        $--          $--       $.08
						  __________________________________
  Net Income (Loss) per Common Share      ($.04)	 ($.18)	 $.20
						  ==================================
Weighted Average Common Shares:       2,766,396	   2,766,396  2,766,396
						  ==================================

See accompanying notes to consolidated financial statements


			Jayark Corporation and Subsidiaries
		Consolidated Statements of Stockholders' Deficit
   		  Years Ended April 30, 2002, 2001 and 2000

			  	   Common Additional Accumulated Treasury   Total
			   	   Stock   Paid-In      Deficit   Stock  Stockholders
   				     	     Capital			        Deficit
				_____________________________________________________

Balance at April 30, 1999  $27,739 $12,598,980 ($13,312,242)  $--  ($685,523)
 Purchase of Treasury Stock     --	        -- 	         --  (750)      (750)
 Net Income                     --          --      540,654    --    540,654
				_____________________________________________________
Balance at April 30, 2000   27,739  12,598,980   (12,771,588) (750)  (145,619)
 Net Loss			        --          --      (500,714)   --   (500,714)
				_____________________________________________________
Balance at April 30, 2001   27,739  12,598,980   (13,272,302) (750)  (646,333)
 Gain from Divestiture of
  Fisher (Note 12)	        --     261,455	          --    --    261,455
 Net Loss                       --          --       (99,329)   --    (99,329)
				_____________________________________________________
Balance at April 30, 2002  $27,739 $12,860,435   $13,371,631 ($750) ($484,207)
				=====================================================

See accompanying notes to consolidated financial statements

      	  Jayark Corporation and Subsidiaries
      	 Consolidated Statements of Cash Flows
    		Years Ended April 30, 2002, 2001 and 2000

							2002		2001	 	2000
                                        ___________________________________
Cash Flows From Operating Activities:
 Net Income (Loss)				($99,329)	($500,714)	$540,654

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
Operating Activities:
 Depreciation and Amortization of Property,
  Plant and Equipment				 121,649	  182,191	  91,533
 Amortization of Goodwill and Patent	   1,203	   16,739	  32,498
 Gain on Disposition of Assets		 (13,900)	   (1,156)	  (7,800)
 Provision for Doubtful Accounts		   8,665	   24,363	  17,000
Changes In Assets and Liabilities, Net of
 Divestiture of Fisher (Note 12):
 Accounts Receivable - Trade			  80,894	   41,118	 417,001
 Inventories					 191,707	 (209,693)	 (83,158)
 Other Current Assets				 (14,138)	   47,713	 (28,663)
 Accounts Payable and Accrued Expenses	(126,036)	  320,067	(400,630)
 Accrued Salaries and Deferred Compensation 75,956	  187,775     53,221
 Accrued Interest - Related Parties		 105,748	   26,437	      --
 Other Liabilities				  12,306	  (10,035)    43,445
							_________________________________
 Net Cash Provided by Operating Activities 344,725      124,805    675,101
							_________________________________

Cash Flows From Investing Activities:
 Proceeds from Sale of Assets			  13,900	    1,156      7,800
 Purchases of Plant and Equipment		(121,646)	 (270,801)  (349,193)
 Purchase of Fisher Medical, LLC, net of
  cash acquired (Note 12)				--		 --   (215,000)
 Purchases of Patent				  (4,093)	  (46,251)	 (20,438)
							_________________________________
  Net Cash Used In Investing Activities	(111,839)	 (315,896)  (576,831)

Cash Flows From Financing Activities:
 Net Borrowings (Payments) Under Lines of
  Credit						(200,060)	  130,106	 368,955
 Payments of Long Term Debt - Related Parties   --	  (64,910)  (145,659)
 Proceeds From Issuance of 8% Cumulative Convertible
   Preferred Stock of Subsidiary (Note 8)	      --	   429,500 	     --
 Purchase of Treasury Stock			      --		  --	   (750)
							_________________________________
  Net Cash Provided By (Used In) Financing
   Activities					(200,060)	   494,696	 222,546
							_________________________________

Net Increase in Cash and Cash Equivalents	  32,826	   303,605	 320,816
Cash and Cash Equivalents at
 Beginning of Year				 834,145	   530,540	 290,724
							_________________________________
Cash and Cash Equivalents at End of Year  $866,971	  $834,145  $530,540
							=================================
Supplemental Disclosures:
Cash Paid During the Year for:
  Interest						 $26,029	  $140,969  $120,159
							================================
  Taxes						    $768	       $--	 $33,001
							================================

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

April 30, 2002, 2001 and 2000

(1) Summary of Significant Accounting Policies

Operations

The Company conducted its operations through three wholly owned subsidiaries in fiscal years 2002, 2001 and 2000. AVES AudioVisual Systems, Inc. ("AVES"), Med Services Corporation ("Med") and Fisher Medical Corporation ("Fisher"), each of which constituted a separate business segment for financial reporting purposes. AVES distributes and rents a broad range of audio, video and presentation equipment. Med finances the manufacture, sale and rental of medical equipment. As discussed in Note 12, the Company relinquished control of Fisher and has deconsolidated Fisher effective October 1, 2001 and is accounting for its investment in Fisher under the equity method. Prior to the divestiture, Fisher developed, manufactured and distributed therapeutic support surfaces used in hospitals, nursing homes and home health care.

Principles of Consolidation

The consolidated financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the lesser of the lease term or estimated useful lives of the improvements. The useful lives of these assets and lease terms of the leasehold improvements range from approximately 3 to 20 years. At the time of sale or retirement, the costs and accumulated depreciation or amortization of such assets are removed from the respective accounts, and any resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred, and expenditures for major renewals and betterments are capitalized and amortized by charges to operations.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when there is uncertainty as to the ultimate realization of the asset.

Income (Loss) Per Common Share

Basic income (loss) per common share is based on the weighted average number of common shares outstanding. Diluted income (loss) per common share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares, which, in the Company's case comprise shares issuable under the stock option plan described in Note 7. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

Outstanding stock options, assumed to be exercised, aggregating
180,000, 0 and 10,500 at April 30 2002, 2001 and 2000, respectively, are not included in the calculation of diluted income (loss) per common share for the fiscal years since the effects would be antidilutive due to the option price being greater than the average market prices. Accordingly, basic and diluted net income (loss) per common share do not differ for any periods presented.

Revenue Recognition

The Company generally recognizes revenues at the time products are shipped to customers provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Rental revenue is recognized over the rental period and service revenue is recognized when services are performed. Estimated allowances for returns and doubtful accounts are recorded in the period such returns and losses are determined.

Long-Lived Assets

Prior to the adoption of SFAS 142, as discussed in Note 2, long-lived assets, such as property, plant and equipment, goodwill and other intangibles were evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment existed, the related assets were written down to their fair value.

Upon adoption of SFAS 142, effective May 1, 2001, goodwill is
Tested annually for impairment at the reporting unit level, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. No impairment losses were recorded through April 30, 2002.

Stock Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is measured on the date of grant and recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures stipulated by SFAS No. 123.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expense was $305,639, $655,245 and $173,818 in fiscal 2002, 2001 and 2000, respectively, and is recorded within selling, general and administrative expenses.

Financial Instruments

The Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, borrowings under lines of credit, and long term debt are stated at cost which approximates fair value at April 30, 2002 and 2001.

Concentrations

For the years ended April 30, 2002, 2001 and 2000 approximately 84%, 81% and 79% of the Company's consolidated net revenues relate to AVES' sales to schools and other educational institutions.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 15, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has reviewed the provisions of SFAS No. 144, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 is required for adoption for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. The Company has reviewed the provisions of SFAS No. 145, and believes that upon adoption, the Statements will not have a significant effect on its consolidated financial statements.

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

Reclassifications

Certain amounts have been reclassified to conform with the fiscal
2002 presentation.

(2) Adoption of Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which supersedes APB
Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The
Company adopted SFAS No. 141 during the first quarter of fiscal 2002 (effective May 1, 2001). Adoption of the Statement did not have an impact on the Company, as the Company has not historically had pooling-of-interest transactions and had not initiated any business combinations after June 30, 2001.

During the first quarter of fiscal 2002 (effective May 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information describes the impact that the adoption of SFAS No. 142 had on net income (loss) and net income (loss) per common share for the fiscal years ending April 30:

 						   2002	  2001	  2000
						  ______________________________
Net Income (Loss)				  ($99,329) ($500,714)  $540,654
Add Back:  Goodwill Amortization	        --    $26,068    $22,734
						  ______________________________
Adjusted Net Income (Loss)		  ($99,329)	($474,646)	$563,388
						  ==============================

Net Income (Loss) per Common Share
 - Basic and Diluted			     ($.04)	    ($.18)	    $.20
Goodwill Amortization			       $--       $.01       $.01
						  ______________________________
Adjusted Net Income (Loss)		     ($.04)     ($.17)      $.21
						  ==============================

(3) Inventories

Inventories are summarized as follows:

						April 30, 2002	 April 30,2001
						________________________________
Raw Materials					$172,081		$201,877
Work In Process					   2,032		  22,660
Finished Goods					 219,499		 445,783
						________________________________
							$393,612		$670,320
						================================

(4) Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

						April 30, 2002	 April 30,2001
						_________________________________
Machinery and Equipment				$ 46,438		$413,419
Furniture and fixtures				  76,571		 117,665
Leasehold improvements				  18,215		 109,662
Automobiles and trucks				 197,615		 182,098
Rental and demonstration equipment		 222,652		 230,481
						_________________________________
Total property and equipment			 561,491	     1,053,327
Less Accumulated depreciation
And amortization					 380,708		 511,123
						_________________________________
Net property and equipment			$180,783		$542,204
						================================
(5) Borrowings Under Lines of Credit

The Company has two lines of credit which are split between the AVES and Med subsidiaries. The AVES line of credit is secured by the related accounts receivable and inventories, and provides for borrowings up to $750,000 through September 30, 2002. The Med line of credit is guaranteed by AVES, and provides for borrowing up to $500,000 through September 30, 2002. The borrowings under the lines of credit bear interest at prime, which was 4.75% and 7.5% at April 30, 2002 and 2001, respectively. The Company had $951,000 and $750,940 available under the lines of credit at April 30, 2002 and 2001, respectively.

There are no financial covenants associated with the lines of credit.

(6) Long-term Debt - Related Parties

Long-term debt with related parties is summarized as follows:

                                                 2002         2001
                                               _____________________
Subordinated note payable due December 2004;
quarterly interest payments at fixed interest
rate of 7.5%						$850,000	$850,000
Subordinated notes payable due December 2004;
quarterly interest payments at fixed interest
rate of 8%							$524,993	$524,993
                                               _____________________
                                              $1,374,993  $1,374,993
Less:  Current Installments			       161,332     161,332
							     _____________________
 							    $1,213,661  $1,213,661
						           =====================

The Company has an $850,000 unsecured subordinated note payable to a related party. The note requires annual principal payments of $100,000 due on December 31. The note matures in December 2004, at which time the entire unpaid principal balance plus accrued interest is due. Due to the Company's cash flow position, unpaid principal aggregating $150,000 has been waived until the maturity date of the note. Interest expense on the note payable aggregated $63,750, $67,852 and $64,438 in fiscal 2002, 2001 and 2000, respectively. Cash paid for interest on the note was $0, $51,915 and $64,438 in 2002, 2001 and 2000, respectively.

Additionally, the Company has an aggregate $524,993 of unsecured subordinated notes to related parties. These notes require combined annual principal payments of $61,332 due on December 31. The notes mature in December 2004, at which time the entire unpaid principal balance plus accrued interest is due. Due to the Company's cash flow position, unpaid principal aggregating $95,724, has been waived until the maturity date of the notes. Interest expense on the subordinated notes aggregated $41,998, $43,142 and $45,680 in fiscal 2002, 2001 and 2000, respectively. Cash paid for interest on the subordinated notes was $0, $32,642 and $45,680 in 2002, 2001 and 2000, respectively.

Accrued interest - related parties in the consolidated balance sheets includes unpaid interest on the subordinated notes to related parties, and $397,463 of unpaid interest relating to certain debentures converted to equity in fiscal 1999. The unpaid interest relating to the historical debentures was waived by the holders of these notes until December 2004.

The aggregate maturities of all long-term debt for the fiscal years subsequent to April 30, 2002 are summarized as follows:

                        2003		$161,332
 				2004		$161,332
 				2005	    $1,052,329
					    ___________
					    $1,374,993
					    ===========

(7) Stock Options

In fiscal 2001, the Company adopted the 2001 Stock Option Plan (Plan) which allows for the granting of 250,000 options to purchase shares of the Company's common stock. The Plan provides for the granting to employees and to others who are in a position to make significant contributions to the success of the Company and its subsidiaries.
The options granted may be either incentive stock options (ISO's) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or options that are not incentive options (NSO's), or both.
The exercise price of each option shall be determined by the Board but, in the case of an incentive stock option, shall not be less than 100%
(110% in the case of an incentive stock option granted to a ten-percent stockholder) of the fair market value of the stock subject to the option on the date of grant; nor shall the exercise price of any stock option be less, in the case of an original issue of authorized stock, than par value.

Stock options shall be exercisable during such period or periods as the Board may determine, but in no case after the expiration of ten years (five years in the case of an incentive stock option granted to a ten percent stockholder) from the date of grant. At the discretion of the Board, options may be exercisable (i) in full upon grant or (ii) over or after a period of time conditioned on satisfaction of certain Company, division, group, office, individual or other performance criteria, including the continued performance of services to the ompany or its subsidiaries.

Unexercised stock options expire on the earlier of (i) the date that is ten years from the date on which they were granted (five years in the case of an incentive stock option granted to a ten percent stockholder), (ii) the date of the termination of an option holder for any reason other than termination not for cause, death or disability (as defined in the Plan), or (iii) the earlier of one year, or the expiration date of such option, from the date of the optionee's disability or death.

During fiscal 2002, the Company granted 187,500 stock options under this Plan. Information relating to option activity under this Plan are summarized as follows:

                               Shares
			________________________________
  				     ISO
			______________________	        Option   Weighted Average
			  Employee   Director    Total   Price    Exercise Price
___________________________________________________________________________
Outstanding at
 April 30, 2001  	     --	    --         --       --           --
___________________________________________________________________________
 Issued		  107,500	  80,000	187,500   $.50         $.50
 Cancelled  	   (7,500)      --       (7,500)    --           --
___________________________________________________________________________
Outstanding at
 April 30, 2002     100,000     80,000	180,000   $.50         $.50
===========================================================================
Shares Exercisable at
 April 30, 2002     100,000     80,000    180,000   $.50         $.50
===========================================================================
Shares available for Grant at
 April 30, 2002		    		       70,000
=======================================================

SFAS No. 123, Accounting for Stock Based Compensation, requires the use of option valuation models to provide supplemental information regarding options granted after 1995. Proforma information regarding net income
(loss) and net income (loss) per common share shown below was determined as if the Company has accounted for its stock options under the fair value method of that Statement.

In order to disclose the proforma net income (loss) related to the stock options, the fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected option life of 3 years; risk-free interest rate of 4.0%; volatility factors of the Company's common stock of 198.19%; and an expected dividend yield of 0%. Stock based compensation costs would have increased both loss before income taxes and net loss after income taxes by $56,904 and would have increased net loss per common share by $.02 in fiscal 2002, if the fair value of the options granted in the current year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

(8) Preferred Stock of Subsidiary

In October 2000, the Company authorized 20,000 shares of Fisher Medical 8% Senior Cumulative Convertible Preferred Stock. The preferred stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The preferred shares are voting and each share is convertible into an equal number of Fisher Medical Corporation common stock shares on a one to one basis. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of preferred stock are entitled to distribution or payment, before any distributions or payments to holders of common stock. The holders of preferred shares are entitled to receive, when declared by the Board of Directors, out of funds legally available for that purpose, cumulative semi-annual dividends at the rate of 8% per annum, commencing on April 30, 2001. As of April 30, 2001 the Company had issued 4,295 shares of Fisher Medical Senior Cumulative Convertible Preferred Stock for $429,500. As discussed in Note 12, the Company relinquished control of Fisher and has deconsolidated Fisher effective October 1, 2001.

(9) Income Taxes

Income tax expense (benefit) consist of the following:

				 	Current	Deferred	Total
					_______________________________
Year Ended April 30, 2002
  Federal				    $--     $--		    $--
  State				   $768	$--		   $768
					_______________________________
					   $768	$--		   $768
					===============================

Year Ended April 30, 2001
  Federal			     ($11,144)	$--	     ($11,144)
  State				 --          --          --
					________________________________
 				     ($11,144)	$--	     ($11,144)
					================================

Year Ended April 30, 2000
  Federal				$11,144	$--		$11,144
  State				 --		 --		 --
					________________________________
 					$11,144	$--		$11,144
					================================

A reconciliation of the expected consolidated income tax expense
(benefit), computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) before income taxes, to income tax expense (benefit), is as follows:

							       2002		2001
							   ______________________
Expected tax benefit				   ($33,511)   ($174,032)
State income taxes net of Federal Benefit         507		    --
Change in valuation allowance			     20,000	     166,754
Non-deductible expenses				      1,746	       7,271
Effect of graduated Federal income tax rates   11,750           --
Over accrual of prior year taxes			   --	    ($11,144)
Other, net							  276            7
							   ______________________
								 $768	    ($11,144)
							   ======================


Actual income tax expense (benefit) for 2000 differs from the amount computed by applying the U.S. Federal corporate income tax rate of 34% to pre tax income (loss), primarily as a result of valuation allowances netted against potential deferred tax assets.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at April 30, are as follows:

								2002		2001
							    _____________________
Deferred tax assets:
 Allowance for doubtful accounts			$37,000	$34,000
 Allowance for obsolete inventories/unicap costs 12,000	 16,000
 Property, plant and equipment, principally due
  to differences in depreciation			 41,000	 40,000
 Accrued compensation					147,000	143,000
 Net operating loss carryforwards and
  tax credits					    3,834,000   3,818,000
							    _____________________
 Total gross deferred tax assets		    4,071,000   4,051,000
 Less valuation allowance  			   (4,071,000) (4,051,000)
							    _____________________
 Net deferred tax assets				$--		$--
							    =====================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this assessment, management has recorded a valuation allowance amounting to the entire deferred tax asset balance at April 30, 2002 and 2001.

At April 30, 2002, the Company has net operating loss carryforwards for Federal tax purposes of approximately $11,000,000, which are available to offset future taxable income, if any, through 2020.

(10) Related Party Transactions

At April 30, 2002 and 2001, the Company had accrued unpaid wages aggregating $431,469 and $419,272, respectively. The unpaid wages relate to salary deferral by the President of the Company for prior services rendered. The terms of the salary deferral is such that the President of the Company has agreed to defer his salary until which time the working capital position of the Company improves. Based upon the intent of the parties, the Company has reflected $87,197 and $81,000 as a current liability within accrued salaries in the consolidated balance sheet at April 30, 2002 and 2001, respectively, and reflected $344,272 and $338,272 as a long-term liability (deferred compensation) in the consolidated balance sheet at April 30, 2002 and 2001, respectively.

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

In fiscal 1999, the Company's President exchanged debt for common stock of the Company. At the time of conversion, the unpaid interest on the original debt, which aggregated $107,047, was waived by the President until such time as the Company's working capital position improves.
At April 30, 2002, the waived interest balance of $107,047 is reflected as a long-term liability based upon the intent of the parties and is displayed in accrued interest - related parties in the consolidated balance sheet.

(11) Commitments

The Company is obligated under a non-cancelable operating lease agreement that expires in September 2011. Future minimum lease payments related to this lease is as follows:

				2003				$90,000
				2004				 90,000
 				2005			 	 90,000
				2006			 	 90,000
 				2007 and thereafter    $487,500
							     ________
							     $847,500
							     ========

Rental expense for operating leases was $105,547, $101,185 and $74,490 for the years ended April 30, 2002, 2001, and 2000, respectively.

(12) Divestiture of Fisher

In January 2000, the Company, through a newly formed, wholly owned subsidiary, Fisher Medical Corporation (Fisher), entered into an Asset Purchase Agreement with Fisher Medical LLC (LLC), a development stage developer, manufacturer, and distributor of medical supplies and equipment for hospitals, nursing homes and individuals. Under the terms of the agreement, Fisher purchased all of the assets of LLC for cash of $215,000. LLC remained the owner of certain intellectual property utilized in Fisher's medical products line. The owner of LLC was Steve Fisher who also became a member of the board of directors of the Company. Fisher also negotiated a five-year technology license with LLC, which conveyed certain technology rights developed by Trlby Innovative LLC of Torrington, Connecticut. The acquisition was accounted for under the purchase method of accounting.

Fisher continued to develop medical supply products with the financing provided by the Company. The Company initially utilized its existing working capital and lines of credit to fund Fisher's development efforts. The development time horizon exceeded the projected investment horizon as determined by the Company. Due to the need for additional funding for this development, the Company endeavored to infuse additional capital into Fisher with a private placement of preferred stock. As discussed in Note 8, in 2000, the Company sold $429,500 of newly issued Fisher Medical preferred stock. The Company continued to seek new capital via the preferred stock offering to various potential investors in 2001.

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

As of October 1, 2001, the Company had invested approximately $1,248,000 of cash in Fisher and incurred net losses as 100%
owner of approximately $1,509,000; therefore the Company's net investment and advance position at the date of the divestiture was a negative balance of approximately $261,000. In connection with the transaction, the Company received from the merged
entity a five-year $525,715 promissory note, which represents a portion of the aforementioned advances the Company had made during its 100% ownership period.  The note is secured by all assets of the company except the intellectual property.  There can be no assurances that the merged entity will be successful in completing the development of its products or in the raising of the additional working capital required.  Additionally, since the merged entity has minimal liquidation value, the note is deemed not to be collectible. Accordingly, the Company has not assigned any value to this note and has recognized its divestiture of its net investment of $261,455 at October 1, 2001 as an increase in additional paid in capital, which reduces the investment in
Fisher to zero.   The Company has not recognized its 50% share of
losses of the merged entity in the post transaction period of October 1 to January 31, 2002 as its investment is reflected as zero.

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:

Accounts Receivable - Trade			$31,350
Inventories						 85,001
Other Current Assets				 16,134
Property, Plant & Equipment, Net		361,418
Goodwill						 90,432
Patent, Net						 57,546
Accounts Payable and Accrued Expenses    (295,817)
Accrued Salaries				     (177,415)
Other Current Liabilities			   (604)
Preferred Stock				     (429,500)
							________
   						     ($261,455)
 						     ==========

In connection with the transaction, the Company was granted warrants to purchase 47,190 shares of common stock of the merged entity at $10 per share, which expire in three years.

As the Company has relinquished its control of Fisher, it has effectively deconsolidated Fisher as of October 1, 2001 and reflected its recorded excess losses as additional paid-in-capital. As the Company experienced no historical successes as 100% owner, and has no tangible evidence of its historical investment recoverability, it has reflected its equity investment position at zero. In the event the merged entity is successful in the future, the Company would record its 50% interest in the earnings, if any, to the extent that they exceed equity losses not otherwise recorded, and could experience subsequent gains resulting from the repayment of the note receivable, if such amounts are collected, and from the proceeds of the Alberdale buyout option, if exercised. However, as described above, due to the uncertainties over the ultimate recoverability of the note or the exercise of the option, no value has been assigned to either.

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the divestiture of Fisher had taken place as of May 1, 1999. The unaudited pro forma information has been prepared by the Company based upon assumptions deemed appropriate and takes into consideration the elimination of Fisher operating activities included in the consolidated statements of operations for the periods presented herein.


 					   2002	   2001	   2000
                              ___________________________________
Net Revenues			$11,381,126	$12,857,841	$13,197,866

Net Income				   $260,380    $304,061    $735,274
                              ===================================
Net Income per Common Share
 - Basic and Diluted:		       $.09        $.11        $.27
                              ===================================

The unaudited pro forma information presented herein are shown for illustrative purposed only and are not necessarily indicative of the future financial position or future results of operations of the Company and does not necessarily reflect the results of operations that would have occurred had the transaction been in effect for the periods presented. The unaudited pro forma information should be read in conjunction with the historical consolidated financial statements and related notes of the Company.

As of April 30, 2002, the $500,000 Alberdale LLC bridge loan to Fisher provided by Hobart Associates II, LLC (Hobart) was in default and the Company's $525,715 five-year promissory note to Fisher was also in default. Both notes provided for the acceleration of the notes and the transfer of the secured assets to the note holders upon an event of default. In order to avoid liquidation of Fisher, Hobart and the Company proposed a restructuring program for Fisher. On June 3, 2002 Stephen Fisher Sr. (President of Fisher), Fisher, Hobart and the
Company entered into the Fisher Medical Restructuring Agreement (the Agreement). Under the terms of the Agreement, Hobart and the Company formed a new corporation, Unisoft International Corporation ("UIC"). UIC will assume the international rights for sale and marketing of Fisher's Unisoft mattress and all associated products, designs, and all rights related thereto, as well as certain employees and their obligations. As part of the agreement, UIC will commit to a supply contract with Fisher with a guaranteed minimum order quantity.

In addition, UIC must assume the Fisher promissory notes payable to Hobart and the Company. The Company will also contribute its 500,000 shares of common stock of Fisher and Hobart will contribute $250,000 to UIC, resulting in both the Company and Hobart owning approximately 36% of UIC. The Company's 36% interest is comprised of 100,000 shares of common stock and 60,000 shares of Super Voting Series A Preferred Stock. Each share of Series A Preferred Stock provides for 5 shares of voting rights for each share of common stock. Hobart and UIC have an option to purchase approximately 95% of Jayark's interest in UIC for approximately $800,000 for a one-year period. Alberdales LLC's option to purchase 50% of Jayark's common interest in Fisher was converted in 20,000 shares of UIC common stock under the restructuring.

There can be no assurances that the new entity will be successful in selling and marketing the Unisoft internationally or the raising of the additional working capital required to sustain the business. The Company has no future obligations to fund any deficits of the new entity or any commitments to provide funding. Due to the uncertainties over the ultimate recoverability of its investment in UIC, no value has been assigned.

(13) Discontinued Operations

In fiscal 2000, the Company wrote-off accrued expenses in the amount of $209,676, related to the abandonment of the Company's investment in LCL International Traders, Inc. in 1996 and the discontinuance of Rosalco, Inc. in 1997. Accordingly, the amount has been classified as income from discontinued operations in the consolidated statements of operations.

(14) Segment and Related Information

The Company operated in three reportable business segments during fiscal 200, 2001 and 2002 as follows:

The Company's audio-visual subsidiary, AVES Audio Visual Systems,
Inc. ("AVES"), distributes and rents a broad range of audio, video and presentation equipment, and supplies to businesses, churches, hospitals, hotels and educational institutions

MED Services Corp. ("Med") finances the manufacture, sales and rental of medical equipment.

As discussed in Note 12, the Company relinquished control of Fisher Medical Corporation ("Fisher") and has deconsolidated Fisher effective October 1, 2001 and is accounting for its investment in Fisher under the equity method. Prior to the deconsolidation, Fisher developed, manufactured and distributed therapeutic support surfaces to hospitals, nursing homes and home health care.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

								         CORPORATE
									      AND
				        AVES     FISHER    MED  UNALLOCATED CONSOLIDATED
				________________________________________________________

Year Ended April 30,2002
 Net Revenues               $11,372,588  $34,411   $8,538       $-- $11,415,537
 Depreciation & Amortization     60,753   56,114    5,985        --     122,852
 Operating Income (Loss)        686,578 (367,724) (12,968) (303,199)      2,687
 Interest (Expense) Income       45,382  (21,985)  (6,828) (131,717)   (115,148)
 Net Income (Loss)	        565,860 (389,709) (20,563) (254,917)    (99,329)

Year Ended April 30, 2001
 Net Revenues		    $12,857,841   28,650       --        --  12,886,491
 Depreciation and Amortization   92,407  100,875    5,648        --     198,930
 Operating Income (Loss)        643,030 (862,053) (10,761) (134,096)   (372,880)
 Interest (Expense) Income       49,243  (62,723)   6,691  (133,345)   (140,134)
 Net Income (Loss)              504,428 (924,775)  (4,070)  (76,297)   (500,714)

Year Ended April 30, 2000
 Net Revenues		    $13,197,866       --       --        --  13,197,866
 Depreciation and Amortization  101,276   20,802    1,953        --     124,031
 Operating Income (Loss)        910,715 (194,620) (32,706) (251,239)    423,150
 Interest (Expense) Income       24,744       --   (6,691) (115,881)    (97,828)
 Net Income (Loss)	        755,459 (194,620) (39,398)   19,213     540,654

Total Identifiable Assets at
 April 30, 2002		     $2,355,952       --  227,764   300,341   2,844,057
Goodwill at April 30, 2002      204,662       --       --        --     204,662

Total Identifiable Assets at
 April 30, 2001              $2,630,383  712,105  232,545   182,320   3,757,353
 Goodwill at April 30, 2001     204,662   90,432       --        --     295,094

Intersegment transactions include a management fee between Corporate and Fisher for the year ended April 30, 2002 and 2001 of $30,000 and $120,000, respectively.

(15) Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the years ended April 30, 2002 and 2001:

						2002 Quarter Ended
				July 31	October 31	January 31	April 30
                        _______________________________________________
Net Revenues		$3,716,702	$3,017,302	$2,233,040	$2,448,493
				===============================================
Cost of Revenues		 3,101,171	 2,564,396	 1,812,437	 1,951,751
				===============================================
Net Income (Loss)		   (74,152)	  (103,532)	     7,895	    70,460
				===============================================
Basic and Diluted Net
 Income (Loss) per
 Common Share:		     ($.03)	     ($.04)		 $.00		$.03
				===============================================


                                    2001 Quarter Ended
				July 31	October 31	January 31	April 30
				----------------------------------------------
Net Revenues		$3,928,080	$3,063,945	$2,808,090	$3,086,376
				==============================================
Cost of Revenues		$3,357,328	$2,524,915	$2,360,408	$2,593,981
				==============================================
Net Loss			 ($124,451)	 ($113,772)	 ($246,802)	  ($15,689)
				===============================================
Basic and Diluted Net
 Loss per Common Share:	     ($.04)	     ($.04)	     ($.09)	     ($.01)
				===============================================

Exhibit Index

3(1)	Certificate of Incorporation of the Company.  Incorporated
herein by reference to the Company's Proxy Statement for its 1991
Annual Meeting of Shareholders, Exhibit B thereto.

3(2)	Bylaws of the Company.  Incorporated herein by reference to
the Company's Proxy Statement for its 1991 Annual Meeting of
Shareholders, Exhibit C thereto.

4(1)	Specimen Certificate of Common Stock, par value $0.30 per
share, incorporated herein by reference from Registration Statement on Form S-1, File Number 2-18743, Exhibit 4 thereto.

4(2)	12% Convertible Subordinated Debenture due 1994, incorporated herein by reference to the Report on Form 8-K filed January 4, 1990,
Exhibit 28(a) thereto.

4(3)	Registration rights agreement dated as of December 20, 1989, by
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