Form 10-Q
period 2002-07-31
JAYARK CORP
filed 2002-09-12
CIK 53260

UNITED STATES
                     Securities and Exchange Commission
                        Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 2002

                                    Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from        to

                               0-3255
                    (Commission File Number)

                       JAYARK CORPORATION

 (Exact name of registrant as specified in its charter)

                          DELAWARE
        (State or other jurisdiction of incorporation)

                         13-1864519
             (IRS Employer Identification No.)

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

YES [X] NO [   ]


	Indicate the number of shares outstanding of each of The issuer's classes of common stock, as of the latest practicable date:

         Class  		        Outstanding at August 31, 2002
Common Stock $0.01 Par Value			2,766,396




                    Jayark Corporation and Subsidiaries

                                     INDEX

											Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements
	   (Unaudited)

	   Consolidated Condensed Balance Sheets -
          July 31,2002(Unaudited)and April 30, 2002..............3

	   Consolidated Condensed Statements of Operations -
          Three Months Ended July 31, 2002 and 2001
          (Unaudited)............................................4

         Consolidated Condensed Statements of Cash Flows -
          Three Months Ended July 31, 2002 and
          2001(Unaudited)........................................5

         Notes to Consolidated Condensed Financial Statements
         (Unaudited).............................................6-11


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................11-18

Item 3.  Quantitative and Qualitative Disclosures About Market
          Risk...................................................18


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................18

         Signatures..............................................19

         Certifications..........................................20


PART I.
ITEM 1.	Consolidated Condensed Financial Statements

		   Jayark Corporation and Subsidiaries
		  Consolidated Condensed Balance Sheets

                                       (Unaudited)
                                      July 31, 2002 April 30, 2002
                                        _________   _________
Assets
Current Assets:
 Cash and Cash Equivalents               $636,512    $866,971
 Accounts Receivable - Trade, less
  allowance for Doubtful accounts of
  $110,914 and $109,028,respectively    1,444,271   1,197,823
 Inventories (Note 6)                     381,923     393,612
 Other Current Assets                      84,281      40,206
                                        _________   _________
  Total Current Assets                  2,546,987   2,498,612

Property, Plant & Equipment, net          164,377     180,783
Goodwill                                  204,662     204,662
                                        _________   _________

 Total Assets                           2,916,026   2,884,057
                                        =========   =========
Liabilities
Current Liabilities:
 Borrowings Under Lines of Credit        $299,000    $299,000
 Current Portion of Long Term Debt -
  Related Parties                         161,332     161,332
 Accounts Payable and Accrued Expenses    467,173     440,589
 Accrued Salaries                         171,177     187,684
 Other Current Liabilities                 59,615      85,030
                                        _________   _________

  Total Current Liabilities             1,158,297   1,173,635

Long Term Debt - Related Parties,
 excluding current portion              1,213,661   1,213,661
Deferred Compensation                     372,268     344,272
Accrued Interest - Related Parties        663,133     636,696
                                        _________   _________

  Total Liabilities                     3,407,359   3,368,264
                                        _________   _________


Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized
 30,000,000 Shares; issued 2,773,896
 Shares                                    27,739      27,739
Additional Paid-In Capital             12,860,435  12,860,435
Accumulated Deficit                   (13,378,757)(13,371,631)
Treasury Stock, at cost, 7,500 shares        (750)       (750)
                                        _________   _________

  Total Stockholders' Deficit            (491,333)   (484,207)
                                        _________   _________
  Total Liabilities &
   Stockholders' Deficit               $2,916,026  $2,884,057
                                        =========   =========
See accompanying notes to consolidated condensed financial statements

                Jayark Corporation and Subsidiaries
          Consolidated Condensed Statements of Operations
                             (Unaudited)

                                      Three Months Ended
                                 ___________________________

                                 July 31, 2002 July 31, 2001
                                 ___________________________

Net Revenues                       $2,888,525    $3,716,702
Cost of Revenues                    2,462,559     3,101,171
                                 ___________________________

 Gross Margin                         425,966       615,531

Selling, General and Administrative   405,631       657,651
                                 ___________________________

Operating Income (Loss)                20,335       (42,120)

Interest Expense, Net                  25,721        32,032
                                 ____________________________

Loss Before Income Taxes               (5,386)      (74,152)

Income Taxes                            1,740            --
                                 ____________________________

Net Loss                              ($7,126)     ($74,152)
                                 ============================

Weighted Average Common Shares      2,766,396     2,766,396
                                 ============================

Basic and Diluted Loss per Common Share ($.00)        ($.03)
                                 ============================

See accompanying notes to consolidated condensed financial statements

               Jayark Corporation and Subsidiaries
           Consolidated Condensed Statement of Cash Flows
                          (Unaudited)


                                                  Three Months Ended
                                            July 31, 2002    July 31, 2001
                                            ______________________________
Cash Flows From Operating Activities:
 Net Loss                                       ($7,126)        ($74,152)

Adjustments to Reconcile Net Loss to Net
Cash Flows Used In Operating Activities:
 Depreciation and Amortization of Property,
  Plant and Equipment                            16,406           52,232
 Amortization of Patent                              --              712
 Provision for Doubtful Accounts                  1,886            8,000
  Changes In Assets and Liabilities, Net of
   Divestiture of Fisher (Note 2):
    Accounts Receivable                        (248,334)        (534,226)
    Inventories                                  11,689          125,306
    Other Current Assets                        (44,075)         (10,499)
    Accounts Payable & Accrued Expenses          53,021         (117,308)
    Accrued Salaries and Deferred Compensation   11,489           75,674
    Other Liabilities                           (25,415)         (22,560)
                                            ______________________________

 Net Cash Used In Operating Activities         (230,459)        (496,821)
                                            ______________________________

Cash Flows From Investing Activities:
  Purchases of Plant and Equipment                   --          (12,479)
  Purchases of Patent                                --           (2,054)
                                            ______________________________

   Net Cash Used In Investing Activities             --          (14,533)

Cash Flows From Financing Activities:
 Net Borrowings (Payments) Under Lines of Credit     --               --
 Proceeds from Issuance of Long Term Debt            --               --
 Payments of Long Term Debt-Related Parties          --               --
 Proceeds from Issuance of Preferred Stock
  of Subsidiary                                      --               --
                                            ______________________________

 Net Cash Provided By (Used In) Financing Activities --               --
                                            ______________________________


Net Decrease in Cash & Cash Equivalents        (230,459)        (511,354)
Cash & Cash Equivalents at Beginning of Period  866,971          834,145
                                            ______________________________

Cash & Cash Equivalents at End of Period       $636,512         $322,791
                                            ==============================

Supplemental Disclosures:
  Cash Paid For Interest                         $3,696           $8,786
                                            ==============================

  Cash Paid For Taxes                            $1,740              $--
                                            ==============================

See accompanying notes to consolidated condensed financial statements


      Notes to Consolidated Condensed Financial Statements
                            (Unaudited)

1. Basis of Presentation

The consolidated condensed financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company").

The accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United
States of America for complete financial statements.
The consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 2002, included in the Company's report on Form 10-K. The Company follows the same accounting policies in preparation of interim reports. The Company's operating results for any particular interim period may not be indicative of results for the full year.

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

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:

Accounts Receivable - Trade            $31,350
Inventories                             85,001
Other Current Assets                    16,134
Property, Plant & Equipment, Net       361,418
Goodwill                                90,432
Patent, Net                             57,546
Accounts Payable and Accrued Expenses (295,817)
Accrued Salaries                      (177,415)
Other Current Liabilities                 (604)
Preferred Stock                       (429,500)
                                      _________
                                     ($261,455)
                                      =========

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

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the divestiture of Fisher had taken place as of May 1, 2001. The unaudited pro forma information has been prepared by the Company based upon assumptions deemed appropriate and takes into consideration the elimination of Fisher operating activities included in the consolidated statements of operations for the periods presented herein.

                               Three Months Ended
                           ____________________________

                           July 31, 2002  July 31, 2001
                           ____________________________

Net Revenues                 $2,888,525    $3,696,250

Net Income (Loss)               ($7,126)     $158,375
                            ===========================

Net Income (Loss) per Common Share -
 Basic & Diluted                  ($.00)         $.06
                            ===========================


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

In addition, UIC must assume the Fisher promissory notes payable to Hobart and the Company. The Company will also contribute its 500,000 shares of common stock of Fisher and Hobart will contribute $250,000 to UIC, resulting in both the Company and Hobart owning approximately 36% of UIC. The Company's 36% interest is comprised of 100,000 shares of common stock and 60,000 shares of Super Voting Series A Preferred Stock.
Each share of Series A Preferred Stock provides for 5 shares of voting rights for each share of common stock.
Hobart and UIC have an option to purchase approximately
95% of Jayark's interest in UIC for approximately
$800,000 for a one-year period. Alberdale LLC's option to purchase 50% of Jayark's common interest in Fisher was converted in 20,000 shares of UIC common stock under the restructuring.

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

3. Recent Accounting Pronouncements

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

In July 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards
No. 146, "Accounting for Restructuring Costs" (SFAS 146).
SFAS 146 applies to costs associated with an exit activity
(including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel.
Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the periods in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.
Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3.

4. Reclassifications

Certain reclassifications have been made in the fiscal
2002 consolidated condensed financial statements to conform to the presentation used in the fiscal 2003 consolidated condensed financial statements.

5.  Segment Data

The Company conducts its operations through two reportable business segments as follows:

AVES Audiovisual Systems, Inc. ("AVES") distributes and rents a broad range of audio, video and presentation equipment, and supplies. Its customer base includes businesses, churches, hospitals, hotels and educational institutions.

MED Services Corp. ("Med") finances the manufacture, sale and rental of medical equipment. Its customer base includes companies that sell and rent durable medical equipment to hospitals, nursing homes and individuals.

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



						                  Corporate
						                    And
                              AVES   Fisher    Med   Unallocated  Consolidated
                              ________________________________________________
Three Months Ended July 31, 2002
Net Revenues              $2,888,525      $--     $--      $--     $2,888,525
Depreciation & Amortization   14,910       --   1,496       --         16,406
Operating Income (Loss)      102,189       --  (4,259) (77,595)        20,335
Net Income (Loss)             70,394       --  (6,535) (70,987)        (7,126)

Three Months Ended July 31, 2001
Net Revenues               3,694,180   20,452   2,070       --      3,716,702
Depreciation & Amortization   17,665   33,653   1,626       --         52,944
Operating Income (Loss)      240,805 (218,086)    220  (65,059)       (42,120)
Net Income (Loss)            210,243 (262,527)    220  (22,088)       (74,152)

Total Assets at
 July 31, 2002             2,616,671       -- 221,229   78,124      2,916,026
Goodwill at July 31, 2002    204,662       --      --       --        204,662

Total Assets at
 April 30, 2002            2,560,614       -- 227,764   95,679      2,884,057
Goodwill at April 30, 2002   204,662       --      --       --        204,662

Intersegment transactions included a management fee between Jayark and Fisher for the three months ended July 31, 2001, of $30,000.

6.  Inventories

Inventories are summarized as follows:


                                  July 31, 2002    April 30, 2002
                                  _______________________________

Raw Materials                          $172,081          $172,081
Work In Process                           2,032             2,032
Finished Goods                          207,810           219,499
                                  _______________________________

                                       $381,923          $393,612
                                  ===============================

7.  Loss Per Common Share

Basic loss per common share is based upon the weighted average number of common shares outstanding. Diluted loss per common share is based upon the weighted average number of common shares outstanding, as well as dilutive potential securities, which in the Company's case, comprise shares issuable under the stock option plan. Dilutive stock options, totaling 180,000 shares, had no impact on the loss per common share calculation in any periods presented as their impact was antidilutive.

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

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:

Accounts Receivable - Trade          $31,350
Inventories                           85,001
Other Current Assets                  16,134
Property, Plant & Equipment, Net     361,418
Goodwill                              90,432
Patent, Net                           57,546
Accounts Payable & Accrued Expenses (295,817)
Accrued Salaries                    (177,415)
Other Current Liabilities               (604)
Preferred Stock                     (429,500)
                                    _________

                                   ($261,455)
                                    =========


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

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the divestiture of Fisher had taken place as of May 1, 2001. The unaudited pro forma information has been prepared by the Company based upon assumptions deemed appropriate and takes into consideration the elimination of Fisher operating activities included in the consolidated statements of operations for the periods presented herein.

                               Three Months Ended
                           ____________________________

                           July 31, 2002  July 31, 2001
                           ____________________________

Net Revenues                 $2,888,525    $3,696,250

Net Income (Loss)               ($7,126)     $158,375
                            ===========================

Net Income (Loss) per Common Share -
 Basic & Diluted                  ($.00)         $.06
                            ===========================

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

In addition, UIC must assume the Fisher promissory notes payable to Hobart and the Company. The Company will also contribute its 500,000 shares of common stock of Fisher and Hobart will contribute $250,000 to UIC, resulting in both the Company and Hobart owning approximately 36% of UIC. The Company's 36% interest is comprised of 100,000 shares of common stock and 60,000 shares of Super Voting Series A Preferred Stock.
Each share of Series A Preferred Stock provides for 5 shares of voting rights for each share of common stock.
Hobart and UIC have an option to purchase approximately
95% of Jayark's interest in UIC for approximately $800,000 for a one-year period. Alberdale LLC's option to purchase
50% of Jayark's common interest in Fisher was converted in 20,000 shares of UIC common stock under the restructuring.

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

Three Months Ended July 31, 2002 as compared to July 31, 2001

NET REVENUES

Net Revenues of $2,889,000 for the three months ended
July 31, 2002, decreased $828,000, or 28.7%, as compared to the same period in 2001. This was a result of an $806,000, or 21.8%, revenue decrease at AVES due partially to the nation's economic slowdown resulting in decreased budgets for many of our customers causing them to look to more inexpensive and, or, purchase fewer quantity of products. This was also coupled with the fact that there has been a continued price decline in video equipment. As a result of the October 1, 2001 divestiture transaction, there were zero Fisher sales in 2002 versus $20,000 in 2001. Med had zero sales in 2002 versus $2,000 in 2001.

COST OF REVENUES

Cost of Revenues of $2,463,000 decreased $639,000, or 20.6%, as compared to the same period last year.
This was primarily a result of the decreased revenues discussed above.

GROSS MARGIN

Gross Margin of $426,000 was 14.7% of revenues, as compared to $616,000, or 16.6%, for the same period last year. The decrease was due to lower profit margins at AVES as compared to the prior year, as a result of lower selling prices only partially offset by lower unit costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $406,000
decreased $252,000 or 38.3% as compared to the same
period last year.  Fisher's expenses decreased $262,000
as a result of the October 1, 2001 divestiture transaction.
AVES' expenses decreased $35,000 due to decreased payroll,
property tax and bad debt expenses.  These reductions
were partially offset by a $43,000 increase in
Corporate's expenses primarily due to $30,000 of
intersegment management fees charged to Fisher in
the prior year which offset overall selling, general
and administrative expenses at the Corporate level
combined with increased professional fees.   Med's
expenses increased $2,000 over the prior year.

OPERATING INCOME (LOSS)

Operating Income of $20,000 increased $63,000, or 148.2%, as compared to consolidated operating loss of $42,000 for the same period last year. The increase in operating income was the result of the Company not picking up
Fisher's operating loss due to the October 1, 2001 merger transaction which aggregated $248,000 for the same period last year. AVES' operating income decreased $138,000 due to decreased gross margin discussed above, Corporate's operating loss increased $43,000 due to increased expenses and no intersegment management fee to offset expenses and Med's operating loss increased $4,000.

NET INTEREST EXPENSE

Net Interest Expense of $26,000 decreased $6,000, or
19.7%. This decrease was the result of decreased debt combined with lower interest rates as compared to the prior year.

LOSS BEFORE INCOME TAXES

Loss Before Income Taxes of $5,000 decreased $69,000, or 92.7% as compared to a loss before income taxes of $74,000 for the same period last year. Overall change in loss before income taxes was a result of those fluctuations noted above.

INCOME TAXES

Income Taxes of $2,000 for the three months ended
July 31, 2002 were incurred for state income tax expenses.

NET LOSS

Net Loss of $7,000 decreased $67,000 as compared to consolidated net loss of $74,000 during the same period last year. This decrease is principally due to a $263,000 improvement to the bottom line as a result of the October 1, 2001 Fisher divestiture transaction, partially offset by a $140,000 decrease in net income at AVES, a $49,000 increase in net loss at Corporate and a $7,000 increased loss at Med.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The methods, estimates and judgments the Company uses in applying their most critical accounting policies has a significant impact on the results reported in our consolidated financial statements. The U.S.
Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and requires the Company to make their most difficult and subjective judgment, often as a result of the need to make estimates of matters that are inherently uncertain.
Based on this definition, the Company's most critical policies include: valuation of accounts receivables, which impact selling, general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill, which impacts write-offs of goodwill and; accounting for income taxes, which impacts the valuation allowance and the effective tax rate.

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

We value inventories at the lower of cost or market on a first-in-first-out basis. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. The Company's accounts receivable represent those amounts, which have been billed to our customers but not yet collected. The
Company analyzes various factors, including historical experience, credit-worthiness of customers and current market and economic conditions. The allowance for doubtful accounts balance is established based on the portion of those accounts receivable, which are deemed to be potentially uncollectible. Changes in judgments on these factors could impact the timing of costs recognized.

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

Goodwill is tested annually for impairment by the Company at the reporting unit level, by comparing the fair value of the reporting unit with its carrying value.
Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss. The projection of future cash flows requires significant judgments and estimates with respect to future revenues related to the asset and the future cash outlays related to those revenues.
Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in changes in this assessment and result in an impairment charge. The use of different assumptions could increase or decrease the related impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002 and April 30, 2002, consolidated open lines of credit available to the Company for borrowing were $951,000. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by existing cash balances, cash flow generated from operations, and from available borrowing levels.

Working capital was $1,389,000 at July 31, 2002, compared with $1,325,000 at April 30, 2002.

Net cash used in operating activities was $230,000 in 2002 as compared with $497,000 in 2001. This decrease in cash used in the current quarter is primarily a result of improved receivable and payable management.

Cash flows used in investing activities were $0 in 2002 as compared with $15,000 in 2001. The difference is a result of the purchase of plant and equipment in the prior year.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accounting standards require disclosure concerning a registrant's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                   Less than    2-3       4-5      After
                           Total     1 Year    Years     Years    5 Years
_________________________________________________________________________

Contractual Obligations                  Payments Due by Period
_________________________________________________________________________

Long Term Debt -
Related Parties       $1,374,993  $161,332  $1,213,661      $--      $--
Operating Lease         $847,500   $90,000    $180,000 $180,000 $397,500
Accrued Interest -
Related Parties         $663,134       $--    $663,134      $--      $--
_________________________________________________________________________

Other Commercial
 Commitments                 Amount of Commitment Expiration Per Period
________________________________________________________________________
_________________________________________________________________________

Lines of Credit        $299,000  $299,000          $--     $--      $--


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

In July 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Restructuring Costs" (SFAS 146). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under
SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the periods in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3.

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

As of July 31, 2002, the Company has outstanding lines of credit which are renegotiated every 12 months and bear interest at prime. Funds available for borrowing under these lines of credit are subject to interest rate risk and will increase interest expense if the prime rate increases. The Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6. 	Exhibits and Reports on Form 8-K.

    (a) Exhibits - None


    (b) Report on Form 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						JAYARK CORPORATION
					      Registrant

_________________________________
/s/ David L. Koffman                 September 11, 2002
David L. Koffman, President
Chief Executive Officer



_________________________________
/s/ Robert C. Nolt  	             September 11, 2002
Robert C. Nolt
Chief Financial Officer

Certifications

I, David L. Koffman, certify that:

1. I have reviewed this quarterly report on Form 10Q of Jayark
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


_____________________________________
/s/ David L. Koffman               	 	 September 11, 2002
David L. Koffman, President
Chief Executive Officer


I, Robert C. Nolt, certify that:

1. I have reviewed this quarterly report on Form 10Q of Jayark
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




_____________________________________
/s/ Robert C. Nolt  				 September 11, 2002
Robert C. Nolt
Chief Financial Officer