Form 10-Q
period 2002-10-31
JAYARK CORP
filed 2002-12-04
CIK 53260

UNITED STATES
                      Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 2002

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

YES [X] NO [   ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class  		       Outstanding at November 27, 2002
Common Stock $0.01 Par Value             2,766,396







                 Jayark Corporation and Subsidiaries

                                 INDEX


Part I.  FINANCIAL INFORMATION                           Page

Item 1.  Consolidated Condensed Financial Statements
         (Unaudited)

         Consolidated Condensed Balance Sheets - October 31,
          2002(Unaudited)and April 30, 2002................3

         Consolidated Condensed Statements of Operations -
         Three and Six Months Ended October 31, 2002 and
         2002 (Unaudited) ................................ 4

         Consolidated Condensed Statements of Cash Flows -
          Six Months Ended October 31, 2002 and 2001
          (Unaudited) ....................................5

         Notes to Consolidated Condensed Financial Statements
          (Unaudited).......................................6-11

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of  Operations..............11-20

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.......................................20

Item 4.  Controls and Procedures............................20

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................20

         Signatures.........................................21

         Certifications.....................................22-23

         Exhibits...........................................24


PART I.
ITEM 1.  Consolidated Condensed Financial Statements

                 Jayark Corporation and Subsidiaries
                Consolidated Condensed Balance Sheets
                                         (Unaudited)
                                      October 31, 2002      April 30, 2002
Assets
Current Assets:
 Cash and Cash Equivalents                $1,098,567           $866,971
 Accounts Receivable - Trade, less
  allowance for doubtful accounts of
  $109,916 and $109,028, respectively        891,381          1,197,823
 Inventories                                 383,546            393,612
 Other Current Assets                         90,846             40,206
                                           ____________________________

  Total Current Assets                     2,464,340          2,498,612


Property, Plant & Equipment, net             140,559            180,783
Goodwill                                     204,662            204,662
                                          _____________________________

 Total Assets                             $2,809,561         $2,884,057
                                         =============================
Liabilities
Current Liabilities:
Borrowings Under Lines of Credit            $250,000           $299,000
Current Portion of Long Term Debt -
 Related Parties                             161,332            161,332
Accounts Payable and Accrued Expenses        419,424            440,589
Accrued Salaries                             130,215            187,684
Other Current Liabilities                     78,073             85,030
                                           ____________________________
Total Current Liabilities                  1,039,044          1,173,635

Long Term Debt - Related Parties, excluding
current portion                            1,213,661          1,213,661
Deferred Compensation                        319,067            344,272
Accrued Interest - Related Parties           689,571            636,696
                                           ____________________________
Total Liabilities                          3,261,343          3,368,264
                                           ____________________________
Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized
30,000,000 Shares;issued 2,773,896 Shares     27,739             27,739
Additional Paid-In Capital                12,860,435         12,860,435
Accumulated Deficit                      (13,339,206)       (13,371,631)
Treasury Stock, at cost, 7,500 shares           (750)              (750)
                                         _______________________________

  Total Stockholders' Deficit               (451,782)          (484,207)
                                         _______________________________
  Total Liabilities & Stockholders'
   Deficit                                $2,809,561         $2,884,057
                                         ===============================

See accompanying notes to consolidated condensed financial statements


                Jayark Corporation and Subsidiaries
           Consolidated Condensed Statements of Operations
                             (Unaudited)


                               Three Months Ended      Six Months Ended
                            October 31, October 31, October 31, October 31,
                               2002        2001        2002        2001
                            _______________________________________________

Net Revenues                $2,730,974  $3,017,302   $5,619,499  $6,734,005
Cost of Revenues             2,306,982   2,564,396    4,769,541   5,665,568
                            _______________________________________________
Gross Margin                   423,992     452,906      849,958   1,068,437

Selling, General and
 Administrative                357,215     527,206      762,846   1,184,857

Operating Income (Loss)         66,777     (74,300)      87,112    (116,420)

Interest Expense, Net           27,226      29,232       52,947      61,263
                             ______________________________________________

Income (Loss) Before
 Income Taxes                   39,551    (103,532)      34,165    (177,683)

Income Taxes                        --          --        1,740          --
                             ______________________________________________

Net Income (Loss)              $39,551    ($103,532)    $32,425   ($177,683)
                             ==============================================

Weighted Average
 Common Shares               2,766,396    2,766,396   2,766,396   2,766,396
                             ==============================================

Basic and Diluted Income(Loss)
 per Common Share                 $.01        ($.04)       $.01       ($.06)
                           ================================================

See accompanying notes to consolidated condensed financial statements


                    Jayark Corporation and Subsidiaries
                 Consolidated Condensed Statement of Cash Flows
                                (Unaudited)

                                                 Six Months Ended
                                          October 31, 2002 October 31, 2001
                                          _________________________________

Cash Flows From Operating Activities:
 Net Income (Loss)                                 $32,425       ($177,683)

Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided By Operating Activities:
 Depreciation and Amortization of Property,
 Plant and Equipment                                35,595          91,098
 Amortization of Patent                                 --           1,201
 Provision for Doubtful Accounts                       888          18,309
  Changes In Assets and Liabilities, Net of
   Divestiture of Fisher:
   Accounts Receivable                             305,554         533,332
   Inventories                                      10,066         215,886
   Other Current Assets                            (50,640)        (47,622)
   Accounts Payable & Accrued Expenses              31,710        (166,439)
   Accrued Salaries & Deferred Compensation        (82,674)         89,220
   Other Liabilities                                (6,957)        (25,490)
                                            _______________________________
 Net Cash Provided By Operating Activities         275,967         531,812
                                            _______________________________

Cash Flows From Investing Activities:
  Purchases of Plant and Equipment                      --         (33,047)
  Proceeds from Sale of Equipment                    4,629              --
  Purchases of Patent                                   --          (4,093)
                                            _______________________________
   Net Cash Provided By (Used In)
    Investing Activities                             4,629         (37,140)
                                            _______________________________

Cash Flows Used In Financing Activities -
Payments Under Lines of Credit                     (49,000)       (100,000)
                                            _______________________________

Net Increase in Cash & Cash Equivalents            231,596         394,672
Cash & Cash Equivalents at Beginning of Period     866,971         834,145

                                            _______________________________
Cash & Cash Equivalents at End of Period        $1,098,567      $1,228,817
                                            ===============================

Supplemental Disclosures:
  Cash Paid For Interest                            $7,325         $16,680
                                           ================================
  Cash Paid For Taxes                               $1,740             $--
                                           ================================
See accompanying notes to consolidated condensed financial statement


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

As of October 1, 2001, the Company had invested approximately $1,248,000 of cash in Fisher and incurred net losses as 100% owner of approximately $1,509,000; therefore the Company's net investment and advance position at the date of the divestiture was a negative balance of approximately $261,000. In connection with the transaction, the Company received from the merged entity a five-year $525,715 promissory note, which represents a portion of the aforementioned advances the Company had made during its 100% ownership period. The note is secured by all assets of the company except the intellectual property. There can be no assurances that the merged entity will be successful in completing the development of its products or in the raising of the additional working capital required. Additionally, since the merged entity has minimal liquidation value, the note is deemed not to be collectible. Accordingly, the Company has not assigned any value to this note and has recognized its divestiture of its net investment of $261,455 at October 1, 2001 as an increase in additional paid in capital, which reduces the
investment in Fisher to zero.   The Company has not recognized
its 50% share of losses of the merged entity in the post transaction period as its investment is reflected as zero.

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:

      Accounts Receivable - Trade           $31,350
      Inventories                            85,001
      Other Current Assets                   16,134
      Property, Plant & Equipment, Net      361,418
      Goodwill                               90,432
      Patent, Net                            57,546
      Accounts Payable & Accrued Expenses  (295,817)
      Accrued Salaries                     (177,415)
      Other Current Liabilities                (604)
      Preferred Stock                      (429,500)
                                          __________
                                          ($261,455)
                                          ==========

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

                          Three Months Ended           Six Months Ended
                       October 31, October 31,      October 31, October 31,
                          2002        2001             2002        2001
                       _____________________________________________________

Net Revenues           $2,730,974  $3,003,345       $5,619,499   $6,699,595

Net Income                $39,551     $23,649          $32,425     $182,026
                       =====================================================
Net Income per Common Share
- Basic and Diluted          $.01        $.01             $.01         $.07
                       =====================================================

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

                                                         Corporate
                                                           and
                             AVES        Fisher    Med  Unallocated Consolidated
                            ____________________________________________________
Three Months Ended October 31, 2002
 Net Revenues              $2,730,974    $--       $--    $--       $2,730,974
 Depreciation and
  Amortization                 16,915     --       1,885   --           18,800
 Operating Income (Loss)      133,147     --      (1,855)  (64,485)     66,777
 Net Income (Loss)            101,998     --      (5,515)  (56,932)     39,551


Three Months Ended October 31, 2001
 Net Revenues               3,002,647    13,957      698   --        3,017,302
 Depreciation and
  Amortization                 15,011    22,460    1,885   --           39,356
 Operating Income (Loss)      106,667  (119,637)  (5,076) (56,254)     (74,300)
 Net Income(Loss)              72,365  (127,181)  (4,958) (43,758)    (103,532)

Six Months Ended October 31, 2002
 Net Revenues               5,619,499     --        --     --        5,619,499
 Depreciation and
  Amortization                 31,825     --       3,770   --           35,595
 Operating Income (Loss)      235,336     --      (6,145) (142,079)     87,112
 Net Income (Loss)            172,393     --     (12,050) (127,918)     32,425

Six Months Ended October 31, 2001
 Net Revenues               6,696,826    34,411    2,768    --       6,734,005
 Depreciation and
  Amortization                 32,676    56,112    3,511    --          92,299
 Operating Income (Loss)      347,473  (367,724)  (4,856)  (91,313)   (116,420)
 Net Income (Loss)            282,609  (389,709)  (4,738)  (65,845)   (177,683)

Total Assets at
  Oct. 31, 2002             2,491,300     --     219,345    98,916   2,809,561
Goodwill at Oct. 31, 2002     204,662     --       --       --         204,662

Total Assets at
  April 30, 2002            2,560,614     --     227,764    95,679   2,884,057
Goodwill at April 30, 2002    204,662     --       --       --         204,662

Intersegment transactions included a management fee between Corporate and Fisher for the six months ended October 31, 2001, of $30,000.

6.  Inventories

Inventories are summarized as follows:

                            October 31, 2002   April 30, 2002

         Raw Materials          $172,081         $172,081
         Work In Process           2,032            2,032
         Finished Goods          209,433          219,499
                            __________________________________
                                $383,546         $393,612
                            ==================================

7.  Income (Loss) Per Common Share

Basic income (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted income
(loss) per common share is based upon the weighted average number of common shares outstanding, as well as dilutive potential securities, which in the Company's case, comprise shares issuable under the stock option plan. Dilutive stock options, totaling 180,000 shares, had no impact on the income
(loss) per common share calculation in any periods presented as their impact was antidilutive.

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

As of October 1, 2001, the Company had invested approximately $1,248,000 of cash in Fisher and incurred net losses as 100%
owner of approximately $1,509,000; therefore the Company's net investment and advance position at the date of the divestiture was a negative balance of approximately $261,000. In connection with the transaction, the Company received from the merged entity a five-year $525,715 promissory note, which represents a portion of the aforementioned advances the Company had made during its
100% ownership period. The note is secured by all assets of the company except the intellectual property. There can be no assurances that the merged entity will be successful in completing the development of its products or in the raising of the additional working capital required. Additionally, since the merged entity has minimal liquidation value, the note is deemed not to be collectible. Accordingly, the Company has not assigned any value to this note and has recognized its divestiture of its net
investment of $261,455 at October 1, 2001 as an increase in additional paid in capital, which reduces the investment in Fisher
to zero.   The Company has not recognized its 50% share of losses
of the merged entity in the post transaction period as its investment is reflected as zero.

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:


    Accounts Receivable - Trade                $31,350
    Inventories                                 85,001
    Other Current Assets                        16,134
    Property, Plant & Equipment, Net           361,418
    Goodwill                                    90,432
    Patent, Net                                 57,546
    Accounts Payable and Accrued Expenses     (295,817)
    Accrued Salaries                          (177,415)
    Other Current Liabilities                     (604)
    Preferred Stock                           (429,500)
                                             __________

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

                    Three Months Ended      Six Months Ended
                   October 31, October 31 October 31, October 31,
                       2002       2001       2002        2001
                   ______________________________________________
Net Revenues       $2,730,974 $3,003,345  $5,619,499  $6,699,595

Net Income            $39,551    $23,649     $32,425    $182,026
                   ==============================================
Net Income per Common Share
- Basic and Diluted      $.01       $.01        $.01        $.07
                   =============================================

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

Three Months Ended October 31, 2002 as compared to October 31, 2001

NET REVENUES

Net Revenues of $2,731,000 for the three months ended
October 31, 2002, decreased $286,000, or 9.5%, as compared to the same period in 2001. This was a result of a $272,000, or 9.0%, revenue decrease at AVES due partially to the nation's economic slowdown resulting in decreased budgets for many of our customers causing them to look to more inexpensive and, or, purchase fewer quantity of products. This was also coupled with the fact that there has been a continued price decline in video equipment. As a result of the October 1, 2001 divestiture transaction, there were zero Fisher sales in 2002 versus $14,000 in 2001.

COST OF REVENUES

Cost of Revenues of $2,307,000 decreased $257,000, or 10.0%, as compared to the same period last year. This was primarily a result of the decreased revenues discussed above.

GROSS MARGIN

Gross Margin of $424,000 was 15.5% of revenues, as compared to $453,000, or 15.0%, for the same period last year. The decrease was due to the decreased revenues discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $357,000 decreased $170,000 or 32.2% as compared to the same period last year. Fisher's expenses decreased $130,000 as a result of the October 1, 2001 divestiture transaction. AVES' expenses decreased $45,000 primarily due to decreased payroll expenses and Med's expenses decreased $4,000 due to decreased travel expenses. These reductions were partially offset by a $8,000 increase in Corporate's expenses primarily due to increased professional fees.

OPERATING INCOME (LOSS)

Operating Income of $67,000 increased $141,000, or 189.8%, as compared to consolidated operating loss of $74,000 for the same period last year. The increase in operating income was primarily the result of the Company not picking up Fisher's operating loss due to the October 1, 2001 merger transaction which aggregated $120,000 for the same period last year. AVES' operating income increased $26,000 due to decreased expenses discussed above, Corporate's operating loss increased $8,000 due to increased expenses and Med's operating loss decreased $3,000.

NET INTEREST EXPENSE

Net Interest Expense of $27,000 decreased $2,000, or 6.9%.
This decrease was the result of decreased debt combined with lower interest rates as compared to the prior year.

NET INCOME (LOSS)

Net Income of $40,000 increased $143,000 as compared to consolidated net loss of $104,000 during the same period last year. This increase is principally due to a $127,000 improvement to the bottom line as a result of the October 1, 2001 Fisher divestiture transaction combined with a $29,000 increase in net income at AVES due to expense reductions. These increases were partially offset by a $13,000 increase in net loss at Corporate.

Six Months Ended October 31, 2002 as compared to October 31, 2001

NET REVENUES

Net Revenues of $5,619,000 for the six months ended October 31, 2002, decreased $1,115,000, or 16.5%, as compared to the same period in 2001. This was a result of an $1,077,000, or 16.1%, revenue decrease at AVES due partially to the nation's economic slowdown resulting in decreased budgets for many of our customers causing them to look to more inexpensive and, or, purchase fewer quantity of products. This was also coupled with the fact that there has been a continued price decline in video equipment. As a result of the October 1, 2001 divestiture transaction, there were zero Fisher sales in 2002 versus $35,000 in 2001. Med had zero sales in 2002 versus $3,000 in 2001.

COST OF REVENUES

Cost of Revenues of $4,770,000 decreased $896,000, or 15.8%, as compared to the same period last year. This was primarily a result of the decreased revenues discussed above.


GROSS MARGIN

Gross Margin of $850,000 was 15.1% of revenues, as compared to $1,068,000, or 15.9%, for the same period last year. The slight decrease was due to lower profit margins at AVES as compared to the prior year, as a result of lower selling prices only partially offset by lower unit costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $763,000 decreased $422,000 or 35.6% as compared to the same period last year. Fisher's expenses decreased $392,000 as a result of the October 1, 2001 divestiture transaction. AVES' expenses decreased $79,000 due to decreased payroll, property tax and bad debt expenses and Med's expenses decreased $2,000 over the prior year. These reductions were partially offset by a $51,000 increase in Corporate's expenses due to $30,000 of intersegment management fees charged to Fisher in the prior year which offset overall selling, general and administrative expenses at the Corporate level combined with increased travel, insurance and professional fees.

OPERATING INCOME (LOSS)

Operating Income of $87,000 increased $204,000, or 174.8%, as compared to consolidated operating loss of $116,000 for the same period last year. The increase in operating income was the result of the Company not picking up Fisher's operating loss due to the October 1, 2001 merger transaction which aggregated $368,000 for the same period last year. AVES' operating income decreased $112,000 due to decreased gross margin discussed above, Corporate's operating loss increased $51,000 due to increased expenses and no intersegment management fee to offset expenses and Med's operating loss increased $1,000.

NET INTEREST EXPENSE

Net Interest Expense of $53,000 decreased $8,000, or 13.6%.
This decrease was the result of decreased debt combined with lower interest rates as compared to the prior year.

INCOME (LOSS) BEFORE INCOME TAXES

Income Before Income Taxes of $34,000 increased $212,000, or 119.2% as compared to a loss before income taxes of $178,000 for the same period last year. Overall change in income before income taxes was a result of those fluctuations noted above.

INCOME TAXES

Income Taxes of $2,000 for the six months ended October 31, 2002 were incurred for state income tax expenses.

NET INCOME (LOSS)

Net Income of $32,000 increased $210,000 as compared to consolidated net loss of $178,000 during the same period last year. This increase is principally due to a $389,000 improvement to the bottom line as a result of the October 1, 2001 Fisher divestiture transaction, partially offset by a $110,000 decrease in net income at AVES, a $62,000 increase in net loss at Corporate and a $7,000 increased loss at Med.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002 and April 30, 2002, consolidated open lines of credit available to the Company for borrowing were $1,000,000 and $951,000, respectively. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by existing cash balances, cash flow generated from operations, and from available borrowing levels.

Working capital was $1,425,000 at October 31, 2002, compared with $1,325,000 at April 30, 2002.

Net cash provided by operating activities was $276,000 in 2002 as compared with $532,000 in 2001. This decrease in cash provided in the current period is primarily a result of increased accounts receivable and inventory levels partially offset by increased earnings.

Cash flows provided by investing activities were $5,000 in 2002 as compared with cash used of $37,000 in 2001. The difference is a result of the purchases of plant and equipment in the prior year.

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

At October 31, 2002, the Company continues to have accrued unpaid wages aggregating $390,772. The unpaid wages relate to salary deferral by the President of the Company for prior services rendered. The terms of the salary deferral are such that the President has agreed to defer his salary until which time the working capital position of the Company improves. Based upon the intent of the parties, the Company has reflected $81,000 as a current liability within accrued salaries in the consolidated condensed balance sheet, and reflected $309,772 as deferred compensation in the consolidated condensed balance sheet at October 31, 2002.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accounting standards require disclosure concerning a registrant's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:


                              Less than    2-3       4-5       After
                    Total      1 Year     Years     Years     5 Years
_____________________________________________________________________
Contractual Obligations                 Payments Due by Period
_____________________________________________________________________
Long Term Debt -
Related Parties  $1,374,993   $161,332  $1,213,661 $--       $--
Operating Lease    $802,500    $90,000    $180,000 $180,000  $352,500

Accrued Interest -
Related Parties    $689,571   $--         $689,571 $--       $--
_____________________________________________________________________
Other Commercial
Commitments            Amount of Commitment Expiration Per Period
_____________________________________________________________________
Lines of Credit    $250,000   $250,000    $--      $--       $--


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

As of October 31, 2002, the Company has outstanding lines of credit which are renegotiated every 12 months and bear interest at prime. Funds available for borrowing under these lines of credit are subject to interest rate risk and will increase interest expense if the prime rate increases. The Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.

ITEM 4.  Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including the Company's President and its Vice President of Finance, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. David Koffman and Mr. Robert Nolt concluded that the
Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses (as no such deficiencies or weaknesses were discovered in the course of the evaluation).

PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits -

99.1  Certification of the Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification of the Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


(b) Report on Form 8-K - None


                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							JAYARK CORPORATION
							Registrant



	/s/ David L. Koffman             	December 4, 2002
	David L. Koffman, President
	Chief Executive Officer




	/s/ Robert C. Nolt  			December 4, 2002
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reporting is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


	/s/ David L. Koffman             	December 4, 2002
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reporting is being prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Robert C. Nolt                              December 4, 2002
Robert C. Nolt
Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Jayark Corporation (the "Company") on Form 10-Q for the quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Koffman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Report fully complies with the  requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


	/s/ David L. Koffman             	December 4, 2002
	David L. Koffman, President
	Chief Executive Officer


Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Jayark Corporation (the "Company") on Form 10-Q for the quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Nolt, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


(1) the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Robert C. Nolt                            December 4, 2002
Robert C. Nolt
Chief Financial Officer