Form 10-Q
period 2003-01-31
JAYARK CORP
filed 2003-04-30
CIK 53260

UNITED STATES
                    Securities and Exchange Commission
                          Washington, DC 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: January 31, 2003

                                 Or

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to _______________

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

              Class                  Outstanding at March 14, 2003
  Common Stock $0.01 Par Value                2,766,396







                 Jayark Corporation and Subsidiaries



                                 INDEX


Part I.  FINANCIAL INFORMATION                               Page

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

  Consolidated Condensed Balance Sheets - January 31, 2003
   (Unaudited)and April  30,2002..............................3

  Consolidated Condensed Statements of Operations -
    Three and Nine Months Ended January 31, 2003 and
    2002 Unaudited)...........................................4

  Consolidated Condensed Statements of Cash Flows -
    Nine Months Ended January 31, 2003 and 2002
    (Unaudited)...............................................5



  Notes to Consolidated Condensed Financial Statements
   (Unaudited)................................................6-11

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................11-21

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.........................................21

Item 4.  Controls and Procedures..............................21

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................22

         Signatures...........................................23

         Certifications....................................24-25

         Exhibits.............................................26



PART I.
ITEM 1.  Consolidated Condensed Financial Statements

                      Jayark Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                   (Unaudited)
                                    January 31, 2003  April 30, 2002
Assets
Current Assets:
 Cash and Cash Equivalents              $985,530          $866,971
  Accounts Receivable-Trade, less
  allowance for doubtful accounts of
  $106,580 and $109,028, respectively    741,554         1,197,823
 Inventories - less allowance for slow
  moving inventory of $122,000 and
  $18,427 respectively                   284,351           393,612
 Note Receivable - Related Party         161,865              --
 Other Current Assets                     93,945            40,206
                                       _________         _________


  Total Current Assets                 2,267,245         2,498,612


 Property, Plant & Equipment, net        150,692           180,783
 Goodwill                                204,662           204,662
                                      __________        __________


  Total Assets                        $2,622,599        $2,884,057
                                      ==========        ==========

Liabilities
Current Liabilities:
 Borrowings Under Lines of Credit       $250,000          $299,000
 Current Portion of Long Term Debt -
  Related Parties                        161,332           161,332
  Accounts Payable and Accrued Expenses  234,415           440,589
  Accrued Salaries                       204,196           187,684
  Other Current Liabilities               81,990            85,030
                                         _______         _________


    Total Current Liabilities            931,933         1,173,635

Long Term Debt - Related Parties,
 excluding current portion             1,213,661         1,213,661
Deferred Compensation                    340,866           344,272
Accrued Interest - Related Parties       716,008           636,696
                                       _________         _________


 Total Liabilities                     3,202,468         3,368,264
                                       _________         _________
Stockholders' Deficit
Common Stock of $.01 Par Value,
 Authorized 30,000,000 Shares;
 issued 2,773,896 Shares                  27,739            27,739
Additional Paid-In Capital            12,860,435        12,860,435
Accumulated Deficit                  (13,467,293)      (13,371,631)
Treasury Stock, at cost, 7,500 shares       (750)             (750)
                                      ___________      ____________

 Total Stockholders' Deficit            (579,869)         (484,207)
                                      ___________      ____________

 Total Liabilities & Stockholders'
  Deficit                             $2,622,599        $2,884,057
                                      ==========        ==========

See accompanying notes to consolidated condensed financial statements

                Jayark Corporation and Subsidiaries
          Consolidated Condensed Statements of Operations
                             (Unaudited)


                            Three Months Ended    Nine Months Ended
                            ________________________________________

                        January 31, January 31, January 31, January 31,
                           2003        2002       2003          2002
                        ______________________________________________

Net Revenues            $2,310,476  $2,233,040  $7,929,975  $8,967,045
Cost of Revenues         2,051,193   1,812,437   6,820,734   7,478,005
                        ______________________________________________

  Gross Margin             259,283     420,603   1,109,241   1,489,040

Selling, General and
 Administrative            361,144     388,500   1,123,990   1,573,357
                        ______________________________________________


Operating Income (Loss)   (101,861)     32,103     (14,749)    (84,317)

Interest Expense, Net       26,224      23,440      79,171      84,703
                        _______________________________________________


Income (Loss) Before Income
 Taxes                    (128,085)      8,663     (93,920)   (169,020)

Income Taxes                     2         768       1,742         768
                        _______________________________________________


Net Income (Loss)        ($128,087)     $7,895    ($95,662)  ($169,788)
                        ===============================================
Weighted Average Common
 Shares                  2,766,396   2,766,396   2,766,396   2,766,396
                        ===============================================


Basic and Diluted Income
 (Loss) per Common Share     ($.05)       $.00       ($.03)      ($.06)


See accompanying notes to consolidated condensed financial statements


                   Jayark Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                               (Unaudited)

                                           Nine Months Ended
                                    ______________________________


                                       January 31,    January 31,
                                          2003           2002
                                    ______________________________

Cash Flows From Operating Activities:
  Net Loss                               ($95,662)     ($169,788)

Adjustments to Reconcile Net Loss to Net
 Cash Flows Provided By Operating Activities:
 Depreciation and Amortization of Property,
 Plant and Equipment                       52,369        106,799
 Amortization of Patent                        --          1,203
 Reduction in Provision for
   Doubtful Accounts                       (2,448)       (13,425)
 Inventory Write Down and
   Provision for Slow Moving Inventory    103,573         22,822
   Changes In Assets and Liabilities,
    Net of Divestiture of Fisher:
    Accounts Receivable                   458,717        423,805
    Inventories                             5,688        104,065
    Other Current Assets                  (53,739)       (29,619)
    Accounts Payable and Accrued Expenses(126,862)      (152,507)
    Accrued Salaries and Deferred
     Compensation                          13,106         43,309
    Other Liabilities                      (3,040)        (4,821)
                                    ______________________________

  Net Cash Provided By Operating
   Activities                             351,702        331,843
                                    ______________________________


Cash Flows From Investing Activities:
 Purchases of Plant and Equipment         (27,842)       (86,415)
 Proceeds from Sale of Equipment            5,564             --
 Note Receivable - Related Party         (161,865)            --
 Purchases of Patent                           --         (4,093)
                                    ______________________________

  Net Cash Used In Investing
   Activities                            (184,143)       (90,508)
                                    ______________________________

Cash Flows From Financing Activities -
 Payments Under Lines of Credit           (49,000)      (100,000)
                                    ______________________________


Net Increase in Cash and Cash Equivalents 118,559        141,335
Cash & Cash Equivalents at Beginning
 of Period                                866,971        834,145
                                    ______________________________

Cash & Cash Equivalents at End of Period $985,530       $975,480
                                    ==============================
Supplemental Disclosures:
  Cash Paid For Interest                  $10,164        $21,290
                                    ==============================

  Cash Paid For Taxes                      $1,742           $768
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

                          Three Months Ended      Nine Months Ended
                        January 31, January 31, January 31, January 31,
                           2003        2002        2003        2002
                        _______________________________________________
Net Sales               $2,310,476  $2,233,040  $7,929,975  $8,932,635

Net Income               ($128,087)     $7,895    ($95,662)    $189,922
                        ===============================================

Net Income per Common Share
 - Basic and Diluted:        ($.05)       $.00       ($.03)        $.07
                        ===============================================

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

In addition, UIC must assume the Fisher promissory notes payable to Hobart and the Company. The Company will also contribute its 500,000 shares of common stock of Fisher and Hobart will contribute $250,000 to UIC, resulting in both the Company and Hobart owning approximately 36% of UIC. The Company's 36% interest is comprised of 100,000 shares of common stock and 60,000 shares of Super Voting Series A Preferred Stock. Each share of Series A Preferred Stock provides for 5 shares of voting rights for each share of common stock. Hobart and UIC have an option to purchase approximately 95% of Jayark's interest in UIC for approximately $800,000 for a one-year period. Alberdale LLC's option to purchase 50% of Jayark's common interest in Fisher was converted into 20,000 shares of UIC common stock under the restructuring.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS
No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS 123 to account for employee stock options using the fair value method, and if so, when it will begin the transition to this method.

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

MED Services Corp. ("Med") historically has engaged various contractors to design and develop specialty medical equipment for its distribution. Its customer base in 2002 included companies that sell and rent durable medical equipment to hospitals, nursing homes and individuals. Med has recently engaged in new sales and marketing efforts for its product, the NetSafe Enclosure Bed, since historically Fisher, prior to the Fisher divestiture, had provided sales and marketing support for Med's product.

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

                                                 Corporate
                                                    and
                      AVES      Fisher    Med     Unallocated Consolidated
                      ________________________________________________
Three Months Ended January 31, 2003
 Net Revenues        $2,310,476  $--       $--             $-- $2,310,476
 Depreciation and
  Amortization           16,057   --       1,496            --     17,553
 Operating Income (Loss) 74,581   --   ($103,945)     ($72,497) ($101,861)
 Net Income (Loss)       46,751   --   ($106,786)     ($68,052) ($128,087)

Three Months Ended January 31, 2002
 Net Revenues         2,233,040   --        --              --  2,233,040
 Depreciation and
  Amortization           13,815   --       1,496            --     15,311
 Operating Income (Loss)113,607   --      (2,157)      (79,347)    32,103
 Net Income (Loss)       76,467   --      (1,009)      (67,563)     7,895

Nine Months Ended January 31, 2003
 Net Revenues         7,929,975   --        --              --  7,929,975
 Depreciation and
  Amortization           47,882   --       4,487            --     52,369
 Operating Income (Loss)309,917   --    (110,089)     (214,577)   (14,749)
 Net Income (Loss)      219,145   --    (118,835)     (195,972)   (95,662)

Nine Months Ended January 31, 2002
 Net Revenues         8,929,867   34,411   2,768            --  8,967,045
 Depreciation and
  Amortization           46,491   56,112   4,196            --    106,799
 Operating Income (Loss)461,080 (367,724) (7,014)     (170,659)   (84,317)
 Net Income (Loss)      359,076 (389,709) (5,746)     (133,409)  (169,788)

Total Assets at
 January 31, 2003     2,246,583   --     117,448       258,568  2,622,599
Goodwill at
 January 31, 2003       204,662   --       --               --    204,662

Total Assets at
 April 30, 2002       2,560,614   --     227,764        95,679  2,884,057
Goodwill at
 April 30, 2002         204,662   --       --               --    204,662

Inter-segment transactions included a management fee between Corporate and Fisher for the nine months ended January 31, 2002, of $30,000.

6.  Inventories

Inventories are summarized as follows:



                           January 31, 2003  April 30, 2002
                           ________________________________
     Raw Materials             $74,113          $174,113
     Finished Goods            210,238           219,499
                           ________________________________
                              $284,351          $393,612
                           ================================

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

8.  Note Receivable Related Party

The Company has a note receivable from a related party, New Valu, Inc., for $162,000 in the current period. New Valu, Inc. is a company controlled by members of the Koffman family, of which David Koffman and Robert Nolt are officers of. The note is payable on demand with an annual interest rate of 5.5%.

9.  Subsequent Event

In February 2003, the Company filed a Preliminary Proxy Statement regarding a Special Meeting of Stockholders. At this special meeting, the shareholders will be asked to consider and vote upon the adoption of an Agreement and Plan of Merger, dated February 3, 2003, providing for the merger of J Merger Corp. ("Merger Corp"), a newly formed Delaware corporation, into Jayark. Merger Corp is a wholly owned subsidiary of J Acquisition Corp, a Nevada Corporation ("Parent"), which was formed for the purpose of the merger and is owned by certain officers and directors of Jayark and their affiliates.

In accordance with the merger, each outstanding share of common stock will be converted into the right to receive $.40 in cash, except for shares held by Parent and shares held by stockholders who have perfected their dissenters' rights, which will be subject to appraisal in accordance with Delaware law. If the stockholders of Jayark adopt the merger agreement, Jayark will no longer be a publicly traded company.

The merger will not be complete without the affirmative vote of holders of a majority of the outstanding shares of common stock to adopt the merger agreement. The Parent has agreed to vote all shares of common stock owned by it in favor of the adoption of the merger agreement. The Parent beneficially owns approximately 87% of the outstanding common stock. The Board of Directors of Jayark Corporation has unanimously approved the merger agreement.

Any stockholder who does not vote in favor of adopting the merger agreement and who properly demands appraisal under Delaware law will have the right to have the fair value of his shares determined by a Delaware court.

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

                          Three Months Ended      Nine Months Ended
                        January 31, January 31, January 31, January 31,
                           2003        2002        2003        2002
                        _______________________________________________
Net Sales               $2,310,476  $2,233,040  $7,929,975  $8,932,635

Net Income               ($128,087)     $7,895    ($95,662)    $189,922
                        ===============================================

Net Income per Common Share
 - Basic and Diluted:        ($.05)       $.00       ($.03)        $.07
                        ===============================================


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

In addition, UIC must assume the Fisher promissory notes payable to Hobart and the Company. The Company will also contribute its 500,000 shares of common stock of Fisher and Hobart will contribute $250,000 to UIC, resulting in both the Company and Hobart owning approximately 36% of UIC. The Company's 36% interest is comprised of 100,000 shares of common stock and 60,000 shares of Super Voting Series A Preferred Stock. Each share of Series A Preferred Stock provides for 5 shares of voting rights for each share of common stock. Hobart and UIC have an option to purchase approximately 95% of Jayark's interest in UIC for approximately $800,000 for a one-year period. Alberdale LLC's option to purchase 50% of Jayark's common interest in Fisher was converted into 20,000 shares of UIC common stock under the restructuring.

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





Three Months Ended January 31, 2003 as compared to January 31, 2002

NET REVENUES
____________

Net Revenues of $2,310,000 for the three months ended January 31, 2003, increased $77,000, or 3.5%, as compared to the same period in 2002 due to an increase in direct sales at AVES partly due to lowering prices to attract additional sales.

COST OF REVENUES
________________


Cost of Revenues of $2,051,000 increased $239,000, or 13.2%, as compared to the same period last year. This was a result of the increased revenues for AVES discussed above combined with a $100,000 inventory write down on Med component parts related to the NetSafe Enclosure Beds primarily due to the slow movement of this inventory over the past twelve plus months, continued decline in the overall economy and lack of any purchase commitments for the finished inventory items.

GROSS MARGIN
____________

Gross Margin of $259,000 was 11.2% of revenues, as compared to $421,000, or 18.8%, for the same period last year. This decrease was due to lower profit margins at AVES as compared to the prior year resulting from efforts including lowering prices to increase revenues, as well as the write down in Med's inventory as discussed above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
____________________________________________

Selling, General and Administrative Expenses of $361,000 decreased $27,000 or 7.0% as compared to the same period last year. AVES' expenses decreased $22,000 primarily due to decreased payroll expenses and Corporate's expenses decreased $7,000 due to decreased expenses relating to printing and mailings to shareholders. These reductions were partially offset by a $2,000 increase in Med's expenses.

OPERATING INCOME (LOSS)
________________________


Operating Loss of $102,000 decreased $134,000 as compared to consolidated operating income of $32,000 for the same period last year. The decrease in operating income was primarily the result of Med's increased operating loss of $102,000 due to the Company's decision to write down certain Med inventories to its net realizable value, as well as a $39,000 decrease in AVES' operating income due to lower gross margins as discussed above and Corporate's operating loss decreased $7,000 due to decreased Corporate expenses.


NET INTEREST EXPENSE
____________________

Net Interest Expense of $27,000 increased $3,000, or 11.8%. This increase is due to a decrease in interest income at Med as a result of the Fisher divestiture.

NET INCOME (LOSS)

_________________

Net Loss of $128,000 increased $136,000 as compared to consolidated net income of $8,000 during the same period last year. This increased loss is principally due to Med's $100,000 inventory write-down discussed above, combined with decreased income of $30,000 at AVES as a result of lower gross margins discussed above and Corporate's increased loss of $1,000.

Nine Months Ended January 31, 2003 as compared to January 31, 2002

NET REVENUES
____________

Net Revenues of $7,930,000 for the nine months ended January 31, 2003, decreased $1,037,000, or 11.6%, as compared to the same period in 2002. This was a result of a $999,000, or 11.2%, revenue decrease at AVES due partially to the nation's economic slowdown resulting in decreased budgets for many of our customers causing them to look to more inexpensive and, or, purchase fewer quantity of products. This was also coupled with the fact that there has been a continued price decline in video equipment. As a result of the October 1, 2001 divestiture transaction, there were zero Fisher sales in 2003 versus $35,000 in 2002. Med had zero sales in 2003 versus $3,000 in 2002. The Company has recently engaged in new sales and marketing efforts for Med's product, the NetSafe Enclosure bed, since historically Fisher, prior to the Fisher divestiture, had provided sales and marketing support for the Med Services product.

COST OF REVENUES
________________

Cost of Revenues of $6,821,000 decreased $657,000, or 8.8%, as compared to the same period last year. This was primarily a result of the decreased revenues discussed above. This decrease was partially offset by a $100,000 write down of Med's inventory during the third quarter and as discussed previously.

GROSS MARGIN
_____________

Gross Margin of $1,109,000 was 13.9% of revenues, as compared to $1,489,000, or 16.6%, for the same period last year. The decrease was due to lower profit margins at AVES as compared to the prior year, as a result of lower selling prices only partially offset by lower unit costs as well as the write down in Med's inventory as discussed above.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
____________________________________________

Selling, General and Administrative Expenses of $1,124,000 decreased $449,000 or 28.6% as compared to the same period last year. Fisher's expenses decreased $392,000 as a result of the October 1, 2001 divestiture transaction. AVES' expenses decreased $102,000 due to decreased payroll, property tax and bad debt expenses. These reductions were partially offset by a $44,000 increase in Corporate's expenses due to $30,000 of intersegment management fees charged to Fisher in the prior year which offset overall selling, general and administrative expenses at the Corporate level combined with increased travel, insurance and professional fees.

OPERATING LOSS
______________

Operating Loss of $15,000 decreased $70,000, or 82.5%, as compared to $84,000 for the same period last year. The decrease in operating loss was the result of the Company not picking up Fisher's operating loss due to the October 1, 2001 merger transaction which aggregated $368,000 for the same period last year. AVES' operating income decreased $151,000 due to decreased gross margin discussed above, Corporate's operating loss increased $44,000 due to increased expenses and no intersegment management fee to offset expenses and Med's operating loss increased $103,000 due to the write down in Med's inventory.

NET INTEREST EXPENSE
____________________

Net Interest Expense of $79,000 decreased $6,000, or 6.5%. This decrease was the result of decreased debt combined with lower interest rates as compared to the prior year.

LOSS BEFORE INCOME TAXES
________________________

Loss Before Income Taxes of $94,000 decreased $75,000, or 44.4% as compared to $169,000 for the same period last year. Overall change in income before income taxes was a result of those fluctuations noted above.

INCOME TAXES
____________


Income Taxes of $2,000 for the nine months ended January 31, 2003 were incurred for state income tax expenses versus $1,000 in the prior year.

NET LOSS
________

Net Loss of $96,000 decreased $74,000 as compared to $170,000 during the same period last year. This decrease is principally due to a $390,000 improvement to the bottom line as a result of the October 1, 2001 Fisher divestiture transaction, partially offset by a $140,000 decrease in net income at AVES, a $63,000 increase in net loss at Corporate and a $113,000 increased loss at Med as a result of those items discussed previously.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
______________________________________________________

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which could differ from those anticipated.

A summary of significant accounting policies used in the preparation of the consolidated financial statements is contained in Note 1, in the Company's Report on Form 10K. The Company's most critical policies include: valuation of accounts receivables, which impact selling, general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill, which impacts write-offs of goodwill and; accounting for income taxes, which impacts the valuation allowance and the effective tax rate.

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

The Company values inventories at the lower of cost or market on a first-in-first-out basis. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. During the quarter ended January 31, 2003, the Company recorded an inventory write down in the amount of $100,000, related to Med's NetSafe Enclosure Bed components. The write down relates to the slow movement of the inventory over the past twelve months, the continued decline in the overall economy, lack of any purchase commitments for finished product, as well as management's estimate of future demand and selling price of the current levels of inventory related to the NetSafe Enclosure Beds.

In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to write down the inventory further which could materially impact the financial position and results of operations of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

At January 31, 2003 and April 30, 2002, consolidated open lines of credit available to the Company for borrowing were $1,000,000 and $951,000, respectively. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by existing cash balances, cash flow generated from operations, and from available borrowing levels.

Working capital was $1,335,000 at January 31, 2003, compared with $1,325,000 at April 30, 2002.

Net cash provided by operating activities was $352,000 in 2003 as compared with $332,000 in 2002.

Cash flows used in investing activities were $184,000 in 2003 as compared with $91,000 in 2002. This difference in cash provided in the current period is primarily the result of a note receivable from a related party for $162,000 combined with decreased purchases of plant and equipment as compared to the prior year.

Cash flows used in financing activities were $49,000 in 2003 as compared with $100,000 in 2002. The difference is a result of payments on the Company's line of credit.

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

The Company has a note receivable from a related party, New Valu, Inc., for $162,000 in the current period. New Valu, Inc. is a company controlled by members of the Koffman family, of which David Koffman and Robert Nolt are officers of. The note is payable on demand with an annual interest rate of 5.5%.

At January 31, 2003, the Company continues to have accrued unpaid wages aggregating $411,022. The unpaid wages relate to salary deferral by the President of the Company for prior services rendered. The terms of the salary deferral are such that the President has agreed to defer his salary until which time the working capital position of the Company improves. Based upon the intent of the parties, the Company has reflected $81,000 as a current liability within accrued salaries in the consolidated condensed balance sheet, and reflected $330,022 as deferred compensation in the consolidated condensed balance sheet at January 31, 2003.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

Accounting standards require disclosure concerning a registrant's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:


                             Less than     2-3       4-5       After
                     Total     1 Year     Years     Years     5 Years
_______________________________________________________________________


Contractual Obligations           Payments Due by Period
_______________________________________________________________________


Long Term Debt -
Related Parties    $1,374,993 $161,332    $1,213,661 $--       $--
Operating Leases     $780,000  $90,000      $180,000 $180,000  $330,000
Accrued Interest
 - Related Parties   $716,008  $--          $716,008 $--       $--
_______________________________________________________________________

Other Commercial
Commitments              Amount of Commitment Expiration Per Period
_______________________________________________________________________


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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS 123 to account for employee stock options using the fair value method, and if so, when it will begin the transition to this method.

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

As of January 31, 2003, the Company has outstanding lines of credit which are renegotiated every 12 months and bear interest at prime. Funds available for borrowing under these lines of credit are subject to interest rate risk and will increase interest expense if the prime rate increases. The Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.

ITEM 4.  Controls and Procedures

The Company maintains a system of "Disclosure Controls and Procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this quarterly report, as well as to safeguard assets from unauthorized use or disposition.

Within the 90 days prior to the filing date of this Quarterly
Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and its Vice President of Finance, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, Mr. David Koffman and Mr. Robert Nolt concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

							JAYARK CORPORATION
							Registrant

  /s/ David L. Koffman                    April 29, 2003
_________________________________         ________________________
David L. Koffman, President


Chief Executive Officer



 /s/ Robert C. Nolt                       April 29, 2003
_________________________________        ________________________
Robert C. Nolt
Chief Financial Officer


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

/s/ David L. Koffman                                April 29, 2003
____________________________________                _______________
David L. Koffman, President
Chief Executive Officer



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


/s/ Robert C. Nolt                            April 29, 2003
_________________________________             __________________
Robert C. Nolt
Chief Financial Officer


Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Jayark Corporation (the "Company") on Form 10-Q for the quarter ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Koffman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section
    13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ David L. Koffman                           April 29, 2003
_____________________________                  _______________
David L. Koffman, President
Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Jayark Corporation (the "Company") on Form 10-Q for the quarter ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Nolt, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section
    13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Robert C. Nolt                                April 29, 2003
_________________________________                 _______________
Robert C. Nolt
Chief Financial Officer