Form 10-K
period 2003-04-30
JAYARK CORP
filed 2003-07-29
CIK 53260

UNITED STATES
                        Securities and Exchange Commission
                             Washington, DC 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                   For the fiscal year ended April 30, 2003

                                      Or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Transition period from            to

                    Commission File Number 0-3255

                          JAYARK CORPORATION
        (Exact name of registrant as specified in its charter)

          DELAWARE                           13-1864519
(State or jurisdiction of 		(IRS Employer Identification No.)
 incorporation or organization)

300 Plaza Drive, Vestal, New York                     13850
(Address of principal executive office)            (Zip Code)

Telephone number, including area code:          (607) 729-9331

Securities registered pursuant to Section 12(b) of the Act:	None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $81,281 as of July 16, 2003.

The number of shares outstanding of Registrant's Common Stock is 2,766,396 as of July 16, 2003.

                                   PART I

                                Item 1. Business

General

Jayark Corporation ("Jayark" or "the Company") conducts its operations through three wholly owned subsidiaries, AVES Audiovisual Systems, Inc. ("AVES"), MED Services Corp. ("Med") and Fisher Medical Corporation ("Fisher"), each of which constitute a separate business segment for financial reporting purposes. Effective October 1, 2001, the Company approved the merger of Fisher Medical Corporation ("Fisher), a formerly wholly owned subsidiary, with Fisher Medical LLC.

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Its customer base includes businesses, churches, hospitals, hotels and educational institutions. The warehousing, sales and administrative operations of AVES are located in Sugar Land, Texas (a suburb of Houston).

MED historically has engaged various contractors to design and develop specialty medical equipment for its distribution. Its customer base in 2002 included companies that sell and rent durable medical equipment to hospitals, nursing home and individuals. The decision was made by management in January 2003, due to continued economic decline through the third quarter of fiscal 2003, coupled with continued curtailments in healthcare spending, and due to the lack of any firm purchase commitments for finished beds, to cease any further development of the NetSafe Enclosure Bed. As the Company is not posturing to convert the existing component parts portion of the inventory into saleable items in the future, the Company wrote down 100 percent of the component parts inventory value at January 31, 2003. Med's marketing approach with respect to the remaining inventory ($102,000) is to continue to pursue those parties who have previously expressed an interest in the product. The administrative operations of Med are located in Vestal, New York.

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

Description of AVES' Business

Products / Services

AVES distributes and rents a broad range of audio, video and presentation equipment, and supplies. Among the items distributed are LCD, DLP, video and slide projectors; projection screens and lamps; video cameras and camcorders; laser videodisk, video projection, TV monitors and receivers; DVD and video players/recorders; still imaging systems; public address systems, microphones and headsets;
tape recorders, record players, cassette recorders, and related accessories and supplies. AVES distributes the products of brand name manufacturers such as RCA(tm), GE(tm), Mitsubishi, Elmo, Panasonic,

Sanyo, Fujitsu, Videotek, Leitch, Telex, Kodak, Dukane, Sharp, Sony,
3M Brand, Canon and various other brand names.  The Company also
offers   design, engineering and installation of audiovisual systems to businesses, churches, hospitals, hotels and educational institutions.

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

Sales

AVES currently distributes and rents its products in the United States, primarily by means of catalogs, direct mail, telephone, E-mail, and a field sales force. AVES exhibits at various regional trade shows to promote its products to an interested audience. AVES' sales are not seasonal, although sales to schools typically are higher from April through July than at other times during the year.

Customers

In fiscal 2003, 84% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 16% of revenues came from sales to businesses (15%) and rental of AVES equipment (1%). In fiscal 2002, 84% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 16% of revenues came from sales to businesses (15%) and rental of AVES equipment (1%). In fiscal 2001, 81% of AVES' revenue was derived from sales to schools and other educational institutions. The remaining 18% of revenues came from sales to businesses (19%) and rental of AVES equipment (1%). No one customer accounted for more than 10% of revenues during fiscal 2003, 2002 or 2001.

Backlog

The amount of unfilled sales orders of AVES at April 30, 2003 was $800,900, as compared with $374,570 at April 30, 2002, and $1,058,300 at April 30, 2001. This increase in backlog is partially due to the aggressive stand, including price concessions, that AVES has taken in order to maintain market share during the economy's slowdown. However, the amount of unfilled sales orders is variable and largely dependent on timing and thus is not a material measure of AVES' operations.

Competition

The Company believes that AVES is one of the most diversified audiovisual suppliers in the United States, given the different types of services and products offered. AVES' principal means of competition are its aggressive pricing, technical expertise, quick delivery and the broad range of product lines and brands available through its distribution channels.

Employees

At April 30, 2003, AVES had 14 full time employees.

Description of Med's Business

Products / Services

The decision was made by management in January 2003, due to continued economic decline through the third quarter of fiscal 2003, coupled with continued curtailments in healthcare spending, and due to the lack of any firm purchase commitments for finished beds, to cease any further development of the NetSafe Enclosure Bed. Med's marketing approach with respect to the remaining inventory is to continue to pursue those parties who have previously expressed an interest in the product.

Med did not have sales or services revenues during fiscal 2003. During fiscal 2002, Med financed the manufacture, sale and rental of durable medical equipment to companies that sell and rent durable medical equipment to hospitals, nursing homes and individuals. Med did not have any sales or services during fiscal 2001.

Raw Materials

The decision was made by management in January 2003, due to continued economic decline through the third quarter of fiscal 2003, coupled with continued curtailments in healthcare spending, and due to the lack of any firm purchase commitments for finished beds, to cease any further development of the NetSafe Enclosure Bed. As the Company is not posturing to convert the existing component parts portion of the inventory into saleable items in the future, the Company wrote down
100 percent of the component parts inventory value at January 31, 2003.

Patents

There are no patents, trademarks, licenses or franchises that are material to Med's business.

Sales

Med did not have sales or services during fiscal 2003.  Med's marketing approach is to continue to pursue those parties who have previously expressed an interest in the product. During fiscal 2002, Med had sales to companies that sell and rent durable medical equipment to hospitals, nursing homes and individuals.

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

Fisher is a developer, manufacturer and distributor of therapeutic support surfaces. The Fisher support surface system is used for the prevention and treatment of pressure ulcers, treatment of burn and trauma patients and pain management. The products are marketed to hospitals, nursing homes and home health care. Fisher distributes its products nationwide through Durable Medical Equipment ("DME") and Home

Medical Equipment ("HME") dealers. Sales are primarily to the long term care (nursing home) industry and home care. Fisher has two customers who act as master distributors. One for the long term care industry and another for the retail market.

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

Item 3. Legal Proceedings

None

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Shareholders held on November 25, 2002, pursuant to the Notice of Annual Meeting of the Shareholders and Proxy Statement dated October 7, 2002, Arthur Cohen and Jeffrey P. Koffman were elected to the Board of Directors with 2,554,196 and 2,554,136 shares voted FOR, respectively, and 2,977 and 3,037 shares

WITHHELD, respectively, and the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ending
April 30, 2003 was approved with 2,553,588 shares voted FOR, 2,877 shares voted AGAINST and 708 shares WITHHELD.

                               PART II

      Item 5. Market For Registrant's Common Stock And Related
                        Stockholder Matters

Effective July 10, 1997, the Company's Common Stock was delisted due to the Company's non-compliance with the NASDAQ's minimum capital and surplus requirement. Bid quotations for the Company's Common Stock may be obtained from the "pink sheets" published by the National Quotation Bureau, and the Common Stock is traded in the over-the-counter market. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission as may not necessarily represent actual transactions.

The following table presents the quarterly high and low trade prices of the Company's common stock for the periods indicated, in each fiscal year as reported by NASDAQ. As of July 16, 2003, there were approximately 410 stockholders of record of common stock.

The Company has not paid any dividends on its common stock during the last five years and does not plan to do so in the foreseeable future.


            2003 Common Stock Trade Price  2002 Common Stock Trade Price
               High               Low         High               Low
First Quarter  .31                .28         .46                .35
Second Quarter .25                .24         .45                .28
Third Quarter  .24                .21         .30                .22

Fourth Quarter .38                .21         .50                .30


                    Item 6. Selected Financial Data

Results of Operations:
Years Ended April 30,    2003        2002        2001        2000       1999
_______________________________________________________________________________

Net Revenues         $9,915,954 $11,415,537 $12,886,491 $13,197,866 $15,288,215
________________________________________________________________________________
Income (Loss) from
Continuing Operations ($142,965)   ($99,329)  ($500,714)   $330,978    $445,805
________________________________________________________________________________
Income from
Discontinued Operations     $--         $--         $--    $209,676         $--
________________________________________________________________________________
Net Income (Loss)     ($142,965)   ($99,329)  ($500,714)   $540,654    $445,805
________________________________________________________________________________
Basic and Diluted
Earnings (Loss) per
share from Continuing
Operations*               ($.05)      ($.04)      ($.18)       $.12        $.24
________________________________________________________________________________
Basic and Diluted
Earnings per share
from Discontinued
Operations*                $--           $--       $--         $.08        $--
_______________________________________________________________________________
Weighted Average
Shares Outstanding*  2,766,396     2,766,396  2,766,396   2,766,396   1,836,661
_______________________________________________________________________________
At April 30,
Balance Sheet Information:
Total Assets        $2,769,145    $2,884,057  $3,757,353 $3,239,126  $2,779,891
_______________________________________________________________________________
Long Term
Obligations         $2,318,772    $2,194,629  $2,082,881 $1,278,571  $1,424,229
_______________________________________________________________________________
Working Capital     $1,345,886    $1,324,977    $974,094   $359,120    $370,914
_______________________________________________________________________________
Stockholders'
Deficit              ($627,172)    ($484,207)  ($646,333) ($145,619)  ($685,523)
________________________________________________________________________________

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

The net liabilities of Fisher at October 1, 2001 deconsolidated as a result of the divestiture are as follows:

Accounts Receivable - Trade                    $31,350
Inventories                                     85,001
Other Current Assets                            16,134
Property, Plant & Equipment, Net               361,418
Goodwill                                        90,432
Patent, Net                                     57,546
Accounts Payable and Accrued Expenses         (295,817)
Accrued Salaries                              (177,415)
Other Current Liabilities                         (604)
Preferred Stock                               (429,500)
                                              _________
                                             ($261,455)
                                             ==========

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

                              2003         2002           2001
                            __________________________________________
Net Revenues               $9,915,954  $11,381,126    $12,857,841

Net Income (Loss)           ($142,965)    $260,380       $304,061
                            ==========================================

Net Income (Loss) per Common
Share - Basic and Diluted:      ($.05)       $.09            $.11
                            ==========================================

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

Going Private Transaction

In February 2003, the Company filed a Preliminary Proxy Statement regarding a Special Meeting of Stockholders. In June 2003, the Company filed an Amended Preliminary Proxy Statement in response to SEC comment letters. At this special meeting, the shareholders will be asked to consider and vote upon the adoption of an Agreement and Plan of Merger, dated February 3, 2003, providing for the merger of J Merger Corp. ("Merger Corp"), a newly formed Delaware corporation, into Jayark. Merger Corp is a wholly owned subsidiary of J Acquisition Corp, a Nevada Corporation ("Parent"), which was formed for the purpose of the merger and is owned by certain officers and directors of Jayark and their affiliates.

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

The merger will not be complete without the affirmative vote of holders of a majority of the outstanding shares of common stock to adopt the merger agreement. The Parent has agreed to vote all shares of common stock owned by it in favor of the adoption of the merger agreement. The Parent currently owns approximately 75% of the outstanding common stock. The Board of Directors of Jayark Corporation has unanimously approved the merger agreement.

Any stockholder who does not vote in favor of adopting the merger agreement and who properly demands appraisal under Delaware law will have the right to have the fair value of his shares determined by a Delaware court.

Comparison of Fiscal Year Ended April 30, 2003 With Fiscal Year Ended
                              April 30, 2002

Net Revenues

Consolidated Revenues of $9,916,000 decreased $1,500,000, or 13.1%, from fiscal 2002. The decrease was primarily the result of a $1,457,000 decrease in AVES' sales. The decreased sales at AVES were due partially to the nation's economic slowdown resulting in decreased budgets for many of our customers causing them to look to more inexpensive products and, or, purchase fewer quantity of products. This was coupled with the fact that there has been a continued price decline in video equipment. As a result of the October 1, 2001 divestiture transaction, there were zero Fisher sales in 2003 versus $34,000 in 2002. Med had zero sales in 2003 versus $9,000 in 2002. The decision was made by management in January 2003, due to continued economic decline through the third quarter of fiscal 2003, coupled with continued curtailments in healthcare spending, and due to the lack of any firm purchase commitments for finished beds, to cease any further development of the NetSafe Enclosure Bed. As the Company is not posturing to convert the existing component parts portion of the inventory into saleable items in the future, the Company wrote down 100 percent of the component parts inventory value at January 31, 2003. Med's marketing approach with respect to the remaining inventory ($102,000) is to continue to pursue those parties who have previously expressed an interest in the product.

Cost of Revenues

Consolidated Cost of Revenues of $8,409,000 decreased $1,021,000, or 10.8%, from the prior fiscal year. This was primarily a result of the decreased revenues discussed above. This decrease was partially offset by a $100,000 write down on Med component parts related to the NetSafe Enclosure Beds. The decision was made by management in January 2003, due to continued economic decline through the third quarter of fiscal 2003, coupled with continued curtailments in healthcare spending, and due to the lack of any firm purchase commitments for finished beds, to cease any further development of Med's NetSafe Enclosure Bed. As the Company is not posturing to convert the existing component parts portion of the inventory into saleable items in the future, the Company wrote down 100 percent of Med's component parts inventory value at January 31, 2003. Med's marketing approach with respect to the remaining inventory is to continue to pursue those parties who have previously expressed an interest in the product.

Gross Margin

Consolidated Gross Margin of $1,507,000 was 15.2% of revenues, as compared with $1,986,000, or 17.4%, for the same period last year. The decrease was due to lower profit margins at AVES as compared to the prior year, as a result of lower selling prices only partially offset by lower unit costs, as well as the write down in Med's inventory as discussed above.

Selling, General and Administrative Expense

Consolidated Selling, General and Administrative Expenses of $1,556,000 decreased $427,000, or 21.5%, as compared with the prior reporting year. Fisher's expenses decreased $392,000 as a result of the October 1, 2001 divestiture transaction. AVES' expenses decreased $93,000 due to decreased payroll and advertising expenses. Med's expenses decreased $6,000 primarily due to decreased travel and bad debt expenses. These reductions were partially offset by a $64,000 increase in Corporate's expenses partially due to $30,000 of intersegment management fees charged to Fisher in the prior year which offset overall selling, general and administrative expenses at the Corporate level combined with increased travel and professional fees, partially offset by decreased insurance expenses.

Operating Income (Loss)

Consolidated Operating Loss of $49,000 decreased $52,000, from last year's operating income of $3,000. AVES' operating income decreased $255,000 due to decreased gross margin discussed above, Corporate's operating loss increased $64,000 due to increased expenses and no intersegment management fee to offset expenses and Med's operating loss increased $101,000 primarily due to the write down in Med's inventory as
discussed above.   This was partially offset by the Company not picking
up Fisher's operating loss due to the October 1, 2001 merger transaction which aggregated $368,000 for the same period last year.

Interest Expense

Consolidated Interest Expense of $100,000 decreased $15,000 or 12.9% as compared with the same period last year. This decrease was the result of decreased debt combined with lower interest rates as compared to the prior year.

Gain on Sale of Assets

Consolidated Gain on Sale of Assets of $3,000, decreased $11,000, or 78.6%, as compared to $14,000 in fiscal 2002, as a result of the sale of a Company auto at AVES in the prior year.

Loss Before Income Taxes

Loss Before Income Taxes of $146,000 for the fiscal year ended April 30, 2003 increased $48,000, as compared with the same period last year. Overall change in loss before income taxes was a result of those fluctuations noted above.

Income Taxes

Income Taxes Benefit of $3,000 for the fiscal year ended April 30, 2003 as compared to income taxes of $1,000 in the same period last year. This is primarily the result of income tax refunds received in the current fiscal year.

Consolidated Net Loss

Consolidated Net Loss of $143,000 for the fiscal year ended April 30, 2003 increased $44,000, or 43.9%, as compared to $99,000 for the same period last year. This increase is due to a $247,000 decrease in net income at AVES, an $81,000 increase in net loss at Corporate, a $105,000 increase in net loss at Med as a result of those items discussed previously. These increases were partially offset by a $390,000 improvement to the bottom line as a result of the October 1, 2001
Fisher divestiture transaction.

Comparison of Fiscal Year Ended April 30, 2002 With Fiscal Year Ended
                            April 30, 2001

During the first quarter of fiscal 2002 (effective May 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information describes the impact that the adoption of SFAS No. 142 had on net loss and net loss per common share for the fiscal years ending April 30:

                                   2002               2001
                                 ______________________________________

Net Loss                         ($99,329)          ($500,714)
Add Back:  Goodwill Amortization       --             $26,068
                                 ______________________________________

Adjusted Net Loss                ($99,329)          ($474,646)
                                 ======================================


Net Loss per Common Share           ($.04)              ($.18)
Goodwill Amortization                 $--                $.01
                                 ______________________________________

Adjusted Net Loss                   ($.04)              ($.17)
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

Critical Accounting Policies and Significant Estimates

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

Liquidity and Capital Resources

At April 30, 2003, consolidated open lines of credit available to the Company for borrowing through September 2003, were $1,000,0000 as compared with $951,000 at April 30, 2002. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by existing cash balances, cash flow generated from operations, and from available borrowing levels.

Working Capital

Working capital was approximately $1,346,000 at April 30, 2003, compared with $1,325,000 at April 30, 2002.

Net cash provided by operating activities was $365,000 in 2003 as compared with $345,000 in 2002.

Cash flows used in investing activities were $184,000 in 2003 compared with $112,000 in 2002. This increase in cash used was a result of a note receivable from a related party for $162,000 in fiscal 2003 partially offset by decreased purchases of plant and equipment as compared to the prior year.

Cash used in financing activities of $49,000 for 2003 as compared to $200,000 in 2002, relate to payments on the Company's line of credit.

The Company had no material commitments for capital expenditures as of April 30, 2003.

The Company continues to be obligated under notes payable to related parties aggregating $1,374,993. The related parties and corresponding outstanding obligations include David Koffman, Chairman of the Board of Directors and President of the Company ($201,113), AV Texas Holding LLC, an entity controlled by members of the Koffman family ($850,000) and CCB Associates, LP, an entity with indirect control by a Board Member ($323,880). The current portion of the related notes aggregated $161,332. The remaining balance on these related notes matures in December 2004 at which time the entire remaining unpaid principal balance, aggregating $1,213,661, plus accrued interest, aggregating $237,936, is due.

The Company has a note receivable from a related party, New Valu, Inc., for $161,865. New Valu, Inc. is a company controlled by members of the Koffman family, of which David Koffman and Robert Nolt are officers. The note is payable on demand with annual interest rate of 5.5%.

At January 31, 2003, the Company continues to have accrued unpaid wages aggregating $443,665. The unpaid wages relate to salary deferral by the President of the Company for prior services rendered. The terms of the salary deferral are such that the President has agreed to defer his salary until which time the working capital position of the Company improves. Based upon the intent of the parties, the Company has reflected $81,000 as a current liability within accrued salaries in the consolidated balance sheet, and reflected $362,665 as deferred compensation in the consolidated balance sheet at April 30, 2003.

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
                    Total     1 Year    Years      Years      5 Years
________________________________________________________________________

Contractual Obligations                Payments Due by Period
________________________________________________________________________

Long Term Debt -
Related Parties   $1,374,993 $161,332 $1,213,661        $--          $--
Operating Lease     $757,500  $90,000   $180,000   $180,000     $307,500
Accrued Interest
- Related Parties   $742,446      $--   $742,446        $--          $--
_________________________________________________________________________

Other Commercial
Commitments                Amount of Commitment Expiration Per Period
_________________________________________________________________________

Lines of Credit     $250,000  $250,000       $--        $--          $--

Impact of Inflation

Management of the Company believes that inflation has not significantly impacted either net sales or net income during the year ended April 30, 2003.

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 did not have an impact on our consolidated financial position, results of operations or cash flows as we have initiated no exit or disposal activities subsequent to December 31, 2002.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows as we presently have no derivative instruments or hedging activities.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide guarantees. As a result, this interpretation did not have an impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control.
It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created, or for which control is obtained after, January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. The Company has no variable interest entities and therefore the interpretation has no impact on our financial statements.

                       Item 7A. Market Risk

                                None

           Item 8. Financial Statements And Supplementary Data

The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements filed as a part of this report are listed in the accompanying Index to Consolidated
Financial Statements.

Item 9. Change In and Disagreements With Accountants on Accounting
                       And Financial Disclosure

The Jayark Corporation Board of Directors and Audit Committee approved KPMG LLP (KPMG) as its independent public accountants for the fiscal years ending April 30, 2003, 2002 and 2001.

                                PART III

       Item 10. Directors And Executive Officers Of The Registrant

Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of June 30, 2003, and, as to directors, the expiration date of their current term of office:

                            CURRENT DIRECTORS

                       Term                                     Director

Name             Age  Expires     Position Presently Held         Since
_________________________________________________________________________


David Koffman    44    2004      Chairman, President, Chief        1983
                                 Executive Officer and Director
_________________________________________________________________________

Frank Rabinovitz 60    2004      Executive Vice President, Chief   1989
                                 Operating Officer, Director and
                                 President of AVES
_________________________________________________________________________

Robert C. Nolt   55    2006      Chief Financial Officer and       1998
                                 Director
_________________________________________________________________________

Arthur G. Cohen  74    2006      Director                          1990
_________________________________________________________________________

Jeffrey Koffman  37    2006      Director                          1999
_________________________________________________________________________

Richard Ryder    57    2004      Director                          2001
_________________________________________________________________________

Paul Garfinkle   62    2004      Director                          2001
_________________________________________________________________________


David L. Koffman was elected President and Chief Executive Officer of the Company in December 1988. Prior to that time, he served as Director and Vice President of the Company for over eight years.

Frank Rabinovitz was elected Executive Vice President, Chief Operating Officer and Director of the Company in 1989. In addition, he is the President of the Company's audiovisual subsidiary and has served in this capacity for more than sixteen years, as well as in various other executive and management capacities since 1980.

Robert C. Nolt is Chief Financial Officer and Director of the Company.
In addition, Mr. Nolt is Chief Financial Officer of Binghamton Industries, Inc.; a company controlled by the principal shareholders of the Company. Prior to joining the Company, Mr. Nolt was Vice President of Finance of RRT-Recycle America, Inc. Mr. Nolt is a Certified Public Accountant with over 30 years of experience in the Accounting field and has served in a number of executive positions. Before joining RRT in 1993, Mr. Nolt was Chief Financial Officer for the Vestal, NY based Ozalid Corporation.

Arthur G. Cohen has been a real estate developer and investor for more than twelve years. Mr. Cohen is a Director of Baldwin and The Arlen Corporation.

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

Richard Ryder was elected Director of the Company in 2001. Dr. Ryder has been a practicing physician for the past 25 years. He is board certified in cardiology and internal medicine. Dr. Ryder is a graduate of Wake Forest University Medical School and pursued his cardiology training at Georgetown University.

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

SUMMARY COMPENSATION TABLE (1,2,3)
___________________________________________________________________________

                                              Annual Compensation

                                     Year          Salary        Bonus
                                     ______________________________________

David L. Koffman                     2003         $ 81,000        $--
Chairman, President and Chief        2002         $ 81,000        $--
Executive Officer                    2001         $ 81,000        $--

Frank Rabinovitz                     2003         $187,000       $25,000
Director, Executive Vice President,  2002         $162,000       $50,000
Chief Operating Officer,             2001         $187,000       $62,000
President of AVES
____________________________________________________________________________


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

(2) The Company has entered into Split Dollar Insurance Agreements with David L. Koffman and Frank Rabinovitz, pursuant to which the Company has obtained insurance policies on their lives in the approximate amounts of $5,743,400 and $497,700, respectively. The premium is paid by the Company. Upon the death of the individual, the beneficiary named by the individual is entitled to receive the benefits under the policy. The approximate amounts paid by the Company during the fiscal year ended April 30, 2003 for this insurance coverage were $18,000 and $25,373, respectively. Such amounts are not included in the above table.

(3) The Company has accrued Mr. Koffman's fiscal 2003, 2002 and 2001 salary, however, he has deferred payment until such time as the Company's working capital position improves.

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

Unexercised options expire on the earlier of (i) the date that is ten years from the date on which they were granted (five years in the case of an Incentive Option granted to a "ten percent stockholder"), (ii) the date of the termination of an option holder for any reason other than termination not for cause, death or disability (as defined in the Stock Option Plan), or (iii) the earlier of one year, or the expiration date of such option, from the date of the optionee's disability or death. There were 170,000 stock options outstanding at April 30, 2003.


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

   Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth as of July 16, 2003, the holdings of the Company's Common Stock by those persons owning of record, or known by the Company to own beneficially, more than 5% of the Common Stock, the holdings by each director or nominee, the holdings by certain executive officers and by all of the executive officers and directors of the Company as a group.

PRINCIPAL STOCKHOLDERS
_________________________________________________________________________
Name and Address of                Amount and Nature of   Note    % of

 Beneficial Owner                  Beneficial Ownership           Class
__________________________________________________________________________
J Acquisition Corp
300 Plaza Drive, Vestal, NY 13850        2,059,884          1      74.5%
__________________________________________________________________________

David L. Koffman
300 Plaza Drive, Vestal, NY 13850        1,283,033          2      46.3%
__________________________________________________________________________

Vulcan Properties, Inc.
505 Eighth Avenue, New York, NY 10018      292,189                 10.6%
__________________________________________________________________________

Frank Rabinovitz
12610 W. Airport Blvd. Suite 150,
Sugar Land, TX 77478                         4,600                  0.2%
_________________________________________________________________________

Richard Ryder
15 Campbell Road, Binghamton, NY 13905      24,000                  0.9%
__________________________________________________________________________

Robert C. Nolt
300 Plaza Drive, Vestal, NY 13850           10,000                  0.4%
__________________________________________________________________________

All Directors & Executive Officers
          as a Group                     1,321,633                 47.6%
__________________________________________________________________________

1. The following persons owned the number of shares of common stock and the percentage of outstanding shares of common stock of J Acquisition Corp set forth opposite their names. Jayark does not believe that under rules promulgated by the SEC, such persons are deemed to beneficially own the shares of Jayark common stock owned by J Acquisition Corp, since none of the persons control J Acquisition Corp: Jeffrey Koffman - 148,402, 7.2%, Frank Rabinovitz 63,826, 3.1%

2. Consists of 1,233,033 owned by J Acquisition Corp. Mr. Koffman is the Chief Executive Officer and a Director of J Acquisition Corp.

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

J Acquisition Corp, which consists of David Koffman, Chairman of the Board of Directors and President of the Company, Burton Koffman, Richard Koffman, Milton Koffman, Jeffrey Koffman, Sara Koffman, Ruthanne Koffman, Elizabeth Koffman, Steven Koffman, Frank Rabinovitz, Executive Vice President, Chief Operating Officer and Director of the Company, and two entities controlled by members of the Koffman family, beneficially owns 2,059,884 shares of Common Stock, which represents approximately 75% of the Common Stock outstanding at April 30, 2003.

The Company has a note receivable from a related party, New Valu, Inc., for $161,865. New Valu, Inc. is a company controlled by members of the Koffman family, of which David Koffman and Robert Nolt are officers. The note is payable on demand with an annual interest rate of 5.5%.

The Company continues to be obligated under notes payable to related parties aggregating $1,374,993. The related parties and corresponding outstanding obligations include David Koffman, Chairman of the Board of Directors and President of the Company ($201,113), AV Texas Holding LLC, an entity controlled by members of the Koffman family ($850,000) and CCB Associates, LP, an entity with indirect control by a Board Member ($323,880). The current portion of the related notes aggregated $161,332. The remaining balance on these related notes matures in December 2004 at which time the entire remaining unpaid principal balance, aggregating $1,213,661, plus accrued interest, aggregating $237,936, is due.

PART IV

                    Item 14.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures within 90 days of the date hereof, and has concluded that the current system of controls and procedures is effective.

The Company maintains a system of internal controls and procedures for financial reporting. Since the date of management's most recent evaluation, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.


Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) Documents filed as part of this report:
	1. And 2. Consolidated Financial Statements.
	The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are filed as a part of this report are listed in the Index to Consolidated Financial Statements. Note - no financial statement schedules were required to be filed.
      3. Exhibits, which are filed as part of this report, are listed in the accompanying Exhibit Index.
(b) Reports on Form 8-K - None

            Item 16.  Principal Accountant Fees and Services

The following sets forth fees billed to the Company by KPMG LLP for services rendered for fiscal 2003 and 2002:

                                2003                2002
                               ____________________________________
     Audit Fees                $70,569              $85,274
     Audit Related Fees             --                   --
     Tax Fees                       --                   --
     All Other Fees                 --                   --
                               ____________________________________
       Total                   $70,569              $85,274
                               ====================================

The Audit Committee recommends the selection of the external auditors for approval by the board of directors and instructs the external auditors that they are responsible to the board of directors and the audit committee as representatives of the shareholders. In that regard, also confirms that the external auditors will report all relevant issues to the committee in response to agreed-upon expectations.

The Audit Committee reviews the performance of the external auditors and obtains a formal written statement from the external auditors consistent with standards set by the Independence Standards Board. Additionally, they discuss with the auditors any relationships or non-audit services that may affect their objectivity or independence.

The Audit Committee considers, in consultation wit the external auditors, their audit scopes and plans to ensure completeness of coverage, reduction of redundant efforts and the effective use of audit resources and reviews and approves requests for any consulting services to be performed by the external auditors, and is advised of any other study undertaken at the request of management that is beyond the scope of the audit engagement letter. All audit and non-audit services are pre-approved by the Audit Committee pursuant to the Audit Committee's pre-approval policies and procedures.

                                  22
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JAYARK CORPORATION

By:

/s/ David L. Koffman      Chairman of the Board and Director  July 28, 2003
____________________
DAVID L. KOFFMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David L. Koffman     Chairman of the Board, President,   July 28, 2003
____________________
DAVID L. KOFFMAN         Chief Executive Officer and Director

/s/ Frank Rabinovitz     Executive Vice President, Chief      July 28, 2003
_____________________
FRANK RABINOVITZ	 	 Operating Officer and Director

/s/ Robert C. Nolt       Chief Financial Officer and Director July 28, 2003
______________________
ROBERT C. NOLT

/s/ Arthur G. Cohen      Director                             July 28, 2003
______________________
ARTHUR G. COHEN

/s/ Jeffrey P. Koffman   Director                             July 28, 2003
______________________
JEFFREY P. KOFFMAN

/s/ Richard Ryder        Director                             July 28, 2003
_______________________
RICHARD RYDER

/s/ Paul Garfinkle       Director                             July 28, 2003
_______________________
PAUL GARFINKLE

                   JAYARK CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements			Page


Independent Auditors' Report                                 25

Consolidated Balance Sheets as of April 30, 2003 and 2002	 26

Consolidated Statements of Operations for the Years Ended
  April 30, 2003, 2002 and 2001                              27

Consolidated Statements of Stockholders' Deficit for the
  Years Ended April 30, 2003, 2002 and 2001                  28

Consolidated Statements of Cash Flows for the Years Ended
  April 30, 2003, 2002 and 2001                              29

Notes to Consolidated Financial Statements                   30-44

Certifications                                               45-47

Exhibit Index                                                48-52

Independent Auditors' Report

To the Shareholders and Directors
Jayark Corporation:

We have audited the accompanying consolidated balance sheets of Jayark Corporation and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended April 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jayark Corporation and subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective May 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
June 20, 2003
Syracuse, New York
                                  25

                    Jayark Corporation and Subsidiaries
                       Consolidated Balance Sheets
                         April 30, 2003 and 2002




                                                  2003           2002
Assets
Current Assets:
Cash and Cash Equivalents                        $999,088        $866,971
 Accounts Receivable - Trade, less allowance
 for doubtful
  Accounts of $94,447 and $109,028, respectively  891,964       1,197,823
Inventories                                       298,040         393,612
Note Receivable - Related Party                   161,865              --
Other Current Assets                               72,474          40,206
                                                _________       ___________

 Total Current Assets                            2,423,431       2,498,612
                                                =========       ===========


 Property, Plant & Equipment, net                 141,052         180,783
 Goodwill                                         204,662         204,662
                                               ___________     ___________

  Total Assets                                 $2,769,145      $2,884,057
                                               ===========     ===========

Liabilities
Current Liabilities:
 Borrowings Under Lines of Credit                $250,000        $299,000
Current Portion of Long Term Debt
  - Related Parties                               161,332         161,332
 Accounts Payable and Accrued Expense             448,233         440,589
 Accrued Salaries                                 152,025         187,684
 Other Current Liabilities                         65,955          85,030
                                                _________       ___________
Total Current Liabilities                       1,077,545       1,173,635

Long Term Debt - Related Parties, excluding
 current portion                                1,213,661       1,213,661
Deferred Compensation                             362,665         344,272
Accrued Interest - Related Parties                742,446         636,696
                                                _________       ____________

 Total Liabilities                              3,396,317       3,368,264
                                                _________       ____________


Concentrations, Commitments, and Contingencies (Notes 1, 12 and 13)

Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized
 30,000,000 Shares; issued 2,773,896 Shares        27,739          27,739
Additional Paid-In Capital                     12,860,435      12,860,435
Accumulated Deficit                           (13,514,596)    (13,371,631)
Treasury Stock, 7,500 shares at cost                 (750)           (750)
                                              ____________    ____________
 Total Stockholders' Deficit                     (627,172)       (484,207)
                                              ____________    ____________


 Total Liabilities & Stockholders' Deficit     $2,769,145      $2,884,057
                                              ============    ============


          See accompanying notes to consolidated financial statements

                     Jayark Corporation and Subsidiaries
                    Consolidated Statements of Operations
                  Years ended April 30, 2003, 2002 and 2001
                                  __________________________________________


                                   2003           2002           2001
                                  __________________________________________

Net Revenues                      $9,915,954   $11,415,537    $12,886,491
Cost of Revenues                   8,408,958     9,429,755     10,836,632
                                  __________________________________________

 Gross Margin                      1,506,996     1,985,782      2,049,859


Selling, General & Administrative  1,556,421     1,983,095      2,422,739
                                  __________________________________________


Operating Income (Loss)              (49,425)        2,687       (372,880)

Interest Expense, Net               (100,229)     (115,148)      (140,134)
Gain on Sale of Assets                 3,384        13,900          1,156
                                  __________________________________________

Loss Before Income Taxes            (146,270)      (98,561)      (511,858)

Income Taxes                          (3,305)          768        (11,144)
                                  __________________________________________


Net Loss                           ($142,965)     ($99,329)     ($500,714)
                                  ==========================================


Weighted Average Common Shares     2,766,396     2,766,396       2,766,396
                                  ==========================================


Basic and Diluted Loss per
 Common Share                          ($.05)        ($.04)          ($.18)
                                  ==========================================

       See accompanying notes to consolidated financial statements

                     Jayark Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Deficit
                 Years Ended April 30, 2003, 2002 and 2001

                         Common  Additional  Accumulated  Treasury    Total
                          Stock   Paid-In      Deficit      Stock   Stockholders

                                 Capital                            Deficit
                        _______________________________________________________
Balance at April 30, 2000 27,739 12,598,980  (12,771,588)    (750)   (145,619)
 Net Loss                     --         --     (500,714)      --    (500,714)
                        _______________________________________________________

Balance at April 30, 2001 27,739 12,598,980  (13,272,302)    (750)   (646,333)
 Gain from Divestiture of
  Fisher                      --    261,455           --       --     261,455
 Net Loss                     --         --      (99,329)      --     (99,329)
                        _______________________________________________________

Balance at April 30, 2002 27,739 12,860,435  (13,371,631)    (750)   (484,207)
 Net Loss                     --         --     (142,965)      --    (142,965)
                        _______________________________________________________


Balance at April 30, 2003 27,739 12,860,435 ($13,514,596)   ($750)  ($627,172)
				=======================================================


          See accompanying notes to consolidated financial statements

                   Jayark Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                Years Ended April 30, 2003, 2002 and 2001

                                       2003          2002          2001
Cash Flows From Operating Activities:
Net Loss                              ($142,965)    ($99,329)     ($500,714)


Adjustments to Reconcile Net Loss to
Net Cash Flows Provided By Operating
Activities:
Depreciation and Amortization of
 Property, Plant and Equipment           65,445      121,649        182,191
Amortization of Goodwill and Patent          --        1,203         16,739
Gain on Disposition of Asset             (3,384)     (13,900)        (1,156)
Increase (Decrease) in Provision for
 Doubtful Accounts                      (14,581)       8,665         24,363
Inventory Write-Down                    100,000           --             --
  Changes In Assets and Liabilities,
   Net of Divestiture of Fisher
   Accounts Receivable                  320,440       80,894         41,118
   Inventories                           (4,428)     191,707       (209,693)
   Other Current Assets                 (32,268)     (14,138)        47,713
   Accounts Payable and Accrued Expenses  7,644     (126,036)       320,067
   Accrued Salaries and Deferred
    Compensation                        (17,266)      75,956        187,775
   Accrued Interest - Related Parties   105,750      105,748         26,437
   Other Liabilities                    (19,075)      12,306        (10,035)
                                        ____________________________________

    Net Cash Provided By Operating
     Activities                         365,312      344,725        124,805
                                        ____________________________________


Cash Flows From Investing Activities:

 Proceeds from Sale of Assets             3,384       13,900          1,156
 Purchases of Plant and Equipment       (25,714)    (121,646)      (270,801)
 Note Receivable - Related Party       (161,865)          --             --
 Purchases of Patent	                     --       (4,093)       (46,251)
                                        ____________________________________

  Net Cash Used In Investing Activities(184,195)    (111,839)      (315,896)
                                        ____________________________________


Cash Flows From Financing Activities:
Net Borrowings (Payments) Under Lines
 of Credit                              (49,000)    (200,060)       130,106
Payments of Long Term Debt Related
 Parties                                     --           --        (64,910)
Proceeds from Issuance of 8%
 Cumulative Convertible Preferred
 Stock of Subsidiary                         --           --        429,500
                                        ____________________________________

Net Cash Provided By (Used In)
 Financing Activities                   (49,000)    (200,060)       494,696
                                        ____________________________________


Net Increase in Cash and Cash
 Equivalents                            132,117       32,826        303,605
Cash & Cash Equivalents at Beginning
 of Year                                866,971      834,145        530,540
                                        ____________________________________

Cash & Cash Equivalents at End
 of Year                               $999,088      $866,971      $834,145
                                       ====================================

Supplemental Disclosures:
Cash Paid During the Year for
  Interest                              $12,820       $26,029      $140,969
                                       ====================================

  Taxes, net of Refunds                 ($3,305)         $768           $--
                                       ====================================


       See accompanying notes to consolidated financial statements

                 Notes to Consolidated Financial Statements

                       April 30, 2003, 2002 and 2001

(1) Summary of Significant Accounting Policies

Operations

The Company conducts its operations through three wholly owned subsidiaries, each of which constituted a separate business segment for financial reporting purposes. AVES Audio Visual Systems, Inc.
(AVES), Med Services Corporation (Med) and Fisher Medical Corporation (Fisher). AVES distributes and rents a broad range of audio, video and presentation equipment. Med historically has engaged various contractors to design and develop specialty medical equipment for its distribution to companies that sell and rent durable medical equipment to hospitals, nursing home and individuals. As discussed in Note 13, the Company relinquished control of Fisher and deconsolidated Fisher effective October 1, 2001 and is accounting for its investment in Fisher under the equity method. Prior to the divestiture, Fisher developed, manufactured, and distributed therapeutic support surfaces used in hospitals, nursing homes and home health care.


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


The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Implementation of SFAS No. 144 in fiscal 2003 did not impact the Company's financial position or results of operations.

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

                        Loss Per Common Share

Basic loss per common share is based on the weighted average number of common shares outstanding. Diluted loss per common share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares, which, in the Company's case comprise shares issuable under the stock option plan described in Note 8. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

Outstanding stock options, assumed to be exercised, aggregating 170,000, 180,000 and 0 at April 30 2003, 2002 and 2001, respectively, are not included in the calculation of diluted loss per common share for the fiscal years since the effects would be antidilutive due to the option price being greater than the average market prices. Accordingly, basic and diluted net loss per common share do not differ for any periods presented.

                        Revenue Recognition

The Company generally recognizes revenues at the time products are shipped to customers provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Rental revenue is recognized over the rental period and service revenue is recognized when services are performed. Estimated allowances for returns and doubtful accounts are recorded in the period such returns and losses are determined. Management reviews the allowance for doubtful accounts on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes the estimate for the allowance for doubtful accounts is reasonable; however, actual results could differ from this estimate.

                              Goodwill

Goodwill, representing the excess consideration over fair value of assets purchased and liabilities assumed in a purchase business combination, is tested annually for impairment at the reporting unit level, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. No impairment losses were recorded in fiscal 2003, 2002 or 2001.

                       Stock Based Compensation

On December 31, 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provided alternative methods of transition to the fair value method of accounting for stock-based compensation of SFAS 123, Accounting for Stock-Based Compensation. SFAS No. 148, also amended the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income.

In accordance with the provisions of SFAS 148, the Company has elected to continue to account for its stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For the purposes of SFAS 148 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods. The Company's pro forma information is summarized as follows:

                                               2003           2002
                                            ___________________________

Net Loss as reported                        ($142,956)     ($99,329)
Stock-Based compensation expense if
 SFAS 123 was applied                              --       (56,904)
                                            ____________________________


 ProForma Net Loss                          ($142,956)    ($156,233)
                                            ============================


As no options were issued during fiscal 2003, and all options issued in fiscal 2002 vested immediately upon date of grant, no pro forma compensation expense would be recognized in fiscal 2003. The fair value for each option grant in fiscal 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected option life of 3 years; risk free interest rate of 4%; no expected dividend yield; expected volatility of 198%.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Additionally, the effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

                   Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expense was $0, $305,639 and $655,245 in fiscal 2003, 2002 and 2001, respectively, and is recorded within selling, general and administrative expenses.

                         Financial Instruments

The Company's financial instruments, which include cash and cash equivalents, accounts and note receivable, accounts payable, borrowings under lines of credit, and long term debt are stated at cost which approximates fair value at April 30, 2003 and 2002.

                           Concentrations

For the years ended April 30, 2003, 2002 and 2001 approximately 84%, 84% and 81% of the Company's consolidated net revenues relate to AVES' sales to schools and other educational institutions.

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 did not have an impact on our consolidated financial position, results of operations or cash flows as we have initiated no exit or disposal activities subsequent to December 31, 2002.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows as we presently have no derivative instruments or hedging activities.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide guarantees. As a result, this interpretation did not have an impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control.
It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created, or for which control is obtained after, January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. The Company has no variable interest entities and therefore the interpretation has no impact on our financial statements.

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

                           Reclassifications

Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

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

During the first quarter of fiscal 2002 (effective May 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets", which supercedes APB Opinion No.
17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information describes the impact that

                                  32

the adoption of SFAS No. 142 had on net loss and net loss per common share for the fiscal years ending April 30:


                                   2003         2002            2001
                                 _______________________________________


Net Loss                        ($142,965)   ($99,329)       ($500,714)
Add Back:  Goodwill Amortization       --          --          $26,068
                                 _______________________________________
Adjusted Net Loss               ($142,965)   ($99,329)       ($474,646)
                                 =======================================

Net Loss per Common Share -
 Basic and Diluted                  ($.05)      ($.04)           ($.18)
Goodwill Amortization                 $--         $--             $.01
                                 ________________________________________


Adjusted Net Loss                   ($.05)      ($.04)           ($.17)
                                 ========================================

(3) Inventories

Inventories are summarized as follows:

                              April 30, 2003       April 30, 2002
______________________________________________________________________


Raw Materials                   $74,113               $174,113
Finished Goods                  223,927                219,499
                             _________________________________________
                               $298,040               $393,612
                             =========================================


In fiscal 2003, the Company recognized an inventory write-down charge of $100,000 related to Med raw materials. The charge to reflect the estimated net realizable value of inventories is reflected within the cost of revenues.

(4) Property, Plant and Equipment

Property, plant and equipment are summarized as follows:


                                       April 30, 2003    April 30, 2002
Machinery and equipment                   $28,048            $46,438
Furniture and fixtures                     76,294             76,571
Leasehold improvements                     18,215             18,215
Automobiles and trucks                    208,353            197,615
Rental and demonstration equipment        200,989            222,652
                                       _________________________________

Total property and equipment              531,899            561,491
Less accumulated depreciation and
 amortization                             390,847            380,708
                                       _________________________________


Net property and equipment               $141,052           $180,783
                                       =================================


(5) Note Receivable - Related Party

On December 31, 2002, the Company advanced $161,865 pursuant to a note receivable to New Valu, Inc., a related party controlled by members of the Koffman family, of which David Koffman and Robert Nolt are officers of. The note is payable on demand with an annual interest rate of 5.5%.

(6) Borrowings Under Lines of Credit

The Company has two lines of credit which are split between the AVES and Med subsidiaries. The AVES line of credit is secured by the related accounts receivable and inventories, and provides for borrowings up to $750,000 through September 30, 2003. The Med line of credit is guaranteed by AVES, and provides for borrowing up to $500,000 through September 30, 2003. The borrowings under the lines of credit bear interest at prime, which was 4.25% and 4.75% at April 30, 2003 and 2002, respectively. The Company had $1,000,000 and $951,000 available under the lines of credit at April 30, 2003 and 2002, respectively.

There are no financial covenants associated with the lines of credit.

(7) Long-term Debt - Related Parties

Long-term debt with related parties is summarized as follows:

                                                   2003          2002
                                                 _______________________

Subordinated note payable due December 2004;
 quarterly interest payments at fixed interest
 rate of 7.5%                                     $850,000      $850,000
Subordinated notes payable due December 2004;
 quarterly interest payments at fixed interest
 rate of 8%                                       $524,993      $524,993
                                                 _______________________

                                                 1,374,993     1,374,993
Less:  Current Installments                        161,332       161,332

                                                 _______________________

                                                $1,213,661    $1,213,661
                                                 =======================

The Company has an $850,000 unsecured subordinated note payable to a related party. The note requires annual principal payments of $100,000 due on December 31. The note matures in December 2004, at which time the entire unpaid principal balance plus accrued interest is due. Due to the Company's cash flow position, unpaid principal aggregating $250,000 has been waived until the maturity date of the note. Interest expense on the note payable aggregated $63,750, $63,750 and $67,852 in fiscal 2003, 2002 and 2001, respectively. Cash paid for interest on the note was $0, $0 and $51,915 in fiscal 2003, 2002 and 2001, respectively.

Additionally, the Company has an aggregate $524,993 of unsecured subordinated notes to related parties. These notes require combined annual principal payments of $61,332 due on December 31. The notes mature in December 2004, at which time the entire unpaid principal balance plus accrued interest is due. Due to the Company's cash flow position, unpaid principal aggregating $157,056, has been waived until the maturity date of the notes. Interest expense on the subordinated notes aggregated $41,998, $41,998 and $43,142 in fiscal 2003, 2002 and
2001, respectively. Cash paid for interest on the subordinated notes was $0, $0 and $32,642 in fiscal 2003, 2002 and 2001, respectively.

Accrued interest - related parties in the consolidated balance sheets includes unpaid interest on the subordinated notes to related parties, and $397,463 of unpaid interest relating to certain debentures converted to equity in fiscal 1999. The unpaid interest relating to the historical debentures was waived by the holders of these notes until December 2004.

The aggregate maturities of all long-term debt for the fiscal years subsequent to April 30, 2003 are summarized as follows:

                          2004         $161,332
                          2005       $1,213,661
                                     __________

                                     $1,374,993
                                     ==========


(8) Stock Options

The Company's Stock Option Plan (Plan) allows for the granting of
250,000 options to purchase shares of the Company's common stock.  The
Plan provides for the granting to employees and to others who are in a position to make significant contributions to the success of the Company and its subsidiaries. The options granted may be either incentive stock options (ISO's) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or options that are not incentive options (NSO's), or both. The exercise price of each option shall be determined by the Board but, in the case of an incentive stock option, shall not be less than 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the stock subject to the option on the date of grant; nor shall the exercise price of any stock option be less, in the case of an original issue of authorized stock, than par value.

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

During fiscal 2002, the Company granted 187,500 stock options under this Plan. Information relating to option activity under this Plan are summarized as follows:


                             Shares
                            __________
                               ISO
                         __________________
                                                    Option  Weighted Average
                       Employee   Director  Total    Price   Exercise Price
                       _____________________________________________________

Outstanding at
 April 30, 2001        --         --        --        --       --
  Issued              107,500     80,000    187,500  $.50     $.50
  Cancelled            (7,500)    --         (7,500)  --       --
                      ______________________________________________________
Outstanding at
 April 30, 2002       100,000     80,000    180,000  $.50     $.50
  Issued              --          --        --        --       --
  Cancelled           --         (10,000)   (10,000)  --       --
                      ______________________________________________________

Outstanding at
 April 30, 2003       100,000     70,000    170,000  $.50     $.50
                      ======================================================
Shares Exercisable at
 April 30, 2003       100,000     70,000    170,000  $.50     $.50
                      ======================================================

Shares available for
 Grant at April 30, 2003                     80,000
                      ===============================


(9) Preferred Stock of Subsidiary

In October 2000, the Company authorized 20,000 shares of Fisher Medical
8% Senior Cumulative Convertible Preferred Stock. The preferred stock has a stated value of $150 per share, which was subsequently amended to $100 per share. The preferred shares are redeemable by the Company at any time at a redemption price of $100 per share. The preferred shares are voting and each share is convertible into an equal number of Fisher Medical Corporation common stock shares on a one to one basis. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of preferred stock are entitled to distribution or payment, before any distributions or payments to holders of common stock. The holders of preferred shares are entitled to receive, when declared by the Board of Directors, out of funds legally available for that purpose, cumulative semi-annual dividends at the rate of 8% per annum, commencing on April 30, 2001. As of April 30, 2001 the Company had issued 4,295 shares of Fisher Medical Senior Cumulative Convertible Preferred Stock for $429,500. As discussed in Note 13, the Company relinquished control of Fisher and has deconsolidated Fisher effective October 1, 2001.

(10) Income Taxes

Income tax expense (benefit) consist of the following:




                               Current    Deferred       Total
                               ________________________________

Year Ended April 30, 2003
  Federal                     ($5,048)         $--      ($5,048)
  State                        $1,743          --        $1,743
                               _________________________________

                              ($3,305)         $--      ($3,305)
                               =================================


Year Ended April 30, 2002
  Federal                          --          $--           --
  State                          $768           --         $768
                               _________________________________

                                 $768          $--         $768
                               =================================


Year Ended April 30, 2001
  Federal                    ($11,144)         $--     ($11,144)
  State                            --           --           --
                              __________________________________


                             ($11,144)         $--     ($11,144)
                              ==================================

A reconciliation of the expected consolidated income tax expense
(benefit), computed by applying the U.S. Federal corporate income tax rate of 34% to loss before income taxes, to income tax expense (benefit), is as follows:


                                2003             2002         2001
                               _______________________________________

Expected tax benefit          ($49,732)        ($33,551)   ($174,032)
State income taxes net of
 Federal Benefit                 1,150             507           --
Change in valuation allowance    9,000           20,000      166,754
Non-deductible expenses         26,180            1,746        7,271
Over Accrual of Prior Year Taxes    --               --      (11,144)
Effect of graduated Federal
 income tax rates               11,750           11,750           --
Other, net                      (1,653)             276            7
                               _________________________________________


                               ($3,305)            $768     ($11,144)
                               =========================================


The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at April 30, are as follows:

                                                   2003        2002
Deferred tax assets:
 Allowance for doubtful accounts                   $32,000    $37,000
 Allowance for obsolete inventories/unicap costs    42,000     12,000

 Property, plant and equipment, principally due
  to differences in depreciation                    26,000     41,000
Accrued compensation                               151,000    147,000
 Net operating loss carryforwards and tax
  credits                                        3,829,000  3,834,000
                                                 _____________________

Total gross deferred tax assets                    4,080,000  4,071,000
Less valuation allowance                          (4,080,000)(4,071,000)
                                                   _____________________

Net deferred tax assets                                  $--        $--
                                                   =====================


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of this assessment, management has recorded a valuation allowance amounting to the entire deferred tax asset balance at April 30, 2003 and 2002.

At April 30, 2003, the Company has net operating loss carryforwards for Federal tax purposes of approximately $11,247,000, which are available to offset future taxable income, if any, through 2021.

(11) Related Party Transactions

At April 30, 2003 and 2002, the Company had accrued unpaid wages aggregating $443,665 and $431,469, respectively. The unpaid wages relate to salary deferral by the President of the Company for prior services rendered. The terms of the salary deferral is such that the President of the Company has agreed to defer his salary until which time the working capital position of the Company improves. Based upon the written intent of the parties, the Company has reflected $81,000 as a current liability within accrued salaries in the consolidated balance sheet at April 30, 2003 and 2002, respectively, and reflected $362,665 and $344,272 as a long-term liability (deferred compensation) in the consolidated balance sheet at April 30, 2003 and 2002, respectively.

In fiscal 1999, the Company's President exchanged debt for common stock of the Company. At the time of conversion, the unpaid interest on the original debt, which aggregated $107,047, was waived by the President until such time as the Company's working capital position improves. At April 30, 2003, the waived interest balance of $107,047 is reflected as a long-term liability based upon the intent of the parties and is displayed in accrued interest - related parties in the consolidated balance sheet.

(12) Commitments

The Company is obligated under a non-cancelable operating lease agreement that expires in September 2011. Future minimum lease payments related to this lease is as follows:


                        2004                 90,000
                        2005                 90,000
                        2006                 90,000
                        2007                 90,000
                       2008 and thereafter  397,500
                                            _______

                                           $757,500
                                            =======

Rental expense for operating leases was $90,000, $105,547 and $101,185 for the years ended April 30, 2003, 2002, and 2001, respectively.

(13) Divestiture of Fisher

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

                                  2003           2002          2001
                                ________________________________________

Net Revenues                     $9,915,954   $11,381,126   $12,857,841

Net Income (Loss)                 ($142,965)     $260,380      $304,061
                                ========================================


Net Income (Loss) per Common
 Share - Basic and Diluted:           ($.05)         $.09          $.11
                                ========================================

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

(14) Segment and Related Information

The Company operated in three reportable business segments as follows:

AVES Audiovisual Systems, Inc. ("AVES") distributes and rents a broad range of audio, video and presentation equipment, and supplies. Its customer base includes businesses, churches, hospitals, hotels and educational institutions.

MED Services Corp. ("Med") historically has engaged various contractors to design and develop specialty medical equipment for its distribution.
Its customer base in 2002 included companies that sell and rent durable medical equipment to hospitals, nursing homes and individuals. The decision was made by management in January 2003, due to continued economic decline through the third quarter of fiscal 2003, coupled with continued curtailments in healthcare spending, and due to the lack of any firm purchase commitments for finished beds, to cease any further development of the NetSafe Enclosure Bed. As the Company is not posturing to convert the existing component parts portion of the inventory into saleable items in the future, the Company wrote down 100 percent of the component parts inventory value at January 31, 2003. Med's marketing approach with respect to the remaining inventory ($102,000) is to continue to pursue those parties who have previously expressed an interest in the product.

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


                                                    Corporate
                                                        and
                         AVES      Fisher  Med      Unallocated  Consolidated
                         ___________________________________________________

Year Ended April 30, 2003
Net Revenues           $9,915,954    $--       $--           $--   $9,915,954
Inventory Write-Down           --     --  $100,000            --     $100,000
Depreciation and
 Amortization              59,460     --     5,985            --       65,446
Operating Income (Loss)   431,746     --  (114,474)     (366,697)     (49,425)
Interest (Expense) Income  63,517    --    (10,670)     (153,076)    (100,229)
Net Income (Loss)         318,646     --  (125,877)     (335,734)    (142,965)


Year Ended April 30, 2002
  Net Revenues        $11,372,588 $34,411    $8,538           $--  $11,415,537
Depreciation and
Amortization               60,753   56,114     5,985            --      122,852
Operating Income (Loss)   686,578 (367,724)  (12,968)     (303,199)       2,687
Interest (Expense)
 Income                    45,382  (21,985)   (6,828)     (131,717)    (115,148)
Net Income (Loss)         565,860 (389,709)  (20,563)     (254,917)     (99,329)

Year Ended April 30, 2001
Net Revenues           12,857,841   28,650        --            --   12,886,491
Depreciation and
 Amortization              92,407  100,875     5,648            --      198,930
Operating Income (Loss)   634,030 (862,053)  (10,761)     (134,096)    (372,880)
Interest (Expense)
 Income                    49,243  (62,723)    6,691      (133,345)    (140,134)
Net Income (Loss)         504,428 (924,775)   (4,070)      (76,297)    (500,714)

Total Identifiable Assets
 at April 30, 2003      2,460,810       --   113,063       195,272    2,769,145
Goodwill at
 April 30, 2003           204,662       --        --            --      204,662


Total Identifiable Assets
 at April 30, 2002      2,355,952      --    227,764       300,341    2,884,057
Goodwill at
 April 30, 2002           204,662      --         --            --      204,662


Intersegment transactions include a management fee between Corporate and Fisher for the year ended April 30, 2002 and 2001 of $30,000 and $120,000, respectively.

(15) Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the years ended April 30, 2003 and 2002:

                                      2003 Quarter Ended
                     July 31     October 31     January 31      April 30
                     _______________________________________________________
Net Revenues        $2,888,525  $2,730,974     $2,310,476      $1,985,979
                     =======================================================
Cost of Revenues     2,462,559   2,306,982      2,051,193       1,588,224
                     =======================================================
                                  41
Net Income (Loss)       (7,126)     39,551       (128,087)        (47,303)
                     =======================================================
Basic and Diluted Net
 Income (Loss) per
 Common Share:           ($.00)       $.01          ($.05)          ($.02)
                     =======================================================


                                        2002 Quarter Ended
                      July 31     October 31     January 31     April 30
                      ______________________________________________________
Net Revenues         $3,716,702  $3,017,302      $2,233,040     $2,448,493
                      ======================================================
Cost of Revenues      3,101,171   2,564,396       1,812,437      1,951,751
                      ======================================================


Net Income (Loss)       (74,152)   (103,532)          7,895         70,460
                      ======================================================
Basic and Diluted Net
 Income (Loss) per
 Common Share:            ($.03)      ($.04)           $.00           $.03
                      ======================================================

(16) Going Private Transaction

In February 2003, the Company filed a Preliminary Proxy Statement regarding a Special Meeting of Stockholders. In June 2003, the Company filed an Amended Preliminary Proxy Statement in response to SEC comment letters. At this special meeting, the shareholders will be asked to consider and vote upon the adoption of an Agreement and Plan of Merger, dated February 3, 2003, providing for the merger of J Merger Corp. ("Merger Corp"), a newly formed Delaware corporation, into Jayark.
Merger Corp is a wholly owned subsidiary of J Acquisition Corp, a Nevada Corporation ("Parent"), which was formed for the purpose of the merger and is owned by certain officers and directors of Jayark and their affiliates.

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

The merger will not be complete without the affirmative vote of holders of a majority of the outstanding shares of common stock to adopt the merger agreement. The Parent has agreed to vote all shares of common stock owned by it in favor of the adoption of the merger agreement. The Parent currently owns approximately 75% of the outstanding common stock. The Board of Directors of Jayark Corporation has unanimously approved the merger agreement.

Any stockholder who does not vote in favor of adopting the merger agreement and who properly demands appraisal under Delaware law will have the right to have the fair value of his shares determined by a Delaware court.

                               Certifications

I, David L. Koffman, certify that:

1. I have reviewed this annual report on Form 10K of Jayark Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David L. Koffman               	 	   		July 28, 2003
___________________________
David L. Koffman, President
Chief Executive Officer

I, Robert C. Nolt, certify that:

1. I have reviewed this annual report on Form 10K of Jayark Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

	(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Robert C. Nolt  				  		July 28, 2003
________________________________
Robert C. Nolt
Chief Financial Officer
                                  46

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Jayark Corporation (the "Company") on Form 10-K for the fiscal year ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Koffman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David L. Koffman               	 	   		July 28, 2003
______________________________
David L. Koffman, President
Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Jayark Corporation (the "Company") on Form 10-K for the fiscal year ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Nolt, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert C. Nolt  				  		July 28, 2003
_______________________
Robert C. Nolt
Chief Financial Officer
                                  47

Exhibit Index

3(1)	Certificate of Incorporation of the Company.  Incorporated
herein by reference to the Company's Proxy Statement for its 1991
Annual Meeting of Shareholders, Exhibit B thereto.

3(2)	Bylaws of the Company.  Incorporated herein by reference to the
Company's Proxy Statement for its 1991 Annual Meeting of Shareholders, Exhibit C thereto.

4(1)	Specimen Certificate of Common Stock, par value $0.30 per share, incorporated herein by reference from Registration Statement on Form S-1, File Number 2-18743, Exhibit 4 thereto.

4(2)	12% Convertible Subordinated Debenture due 1994, incorporated herein by reference to the Report on Form 8-K filed January 4, 1990,
Exhibit 28(a) thereto.

4(3)	Registration rights agreement dated as of December 20, 1989, by and between the Company and Rosalco, Inc., incorporated herein by reference to the Report on Form 8-K filed January 4, 1990, Exhibit 28(c) thereto.

10(1)1981 Incentive Stock Option Plan, as amended as of December 15, 1989, incorporated herein by reference to the Annual Report on Form 10-K for the year ended April 30, 1990, Exhibit 10(1) thereto.

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


                                  52