Form 10-Q
period 2003-07-31
JAYARK CORP
filed 2003-09-11
CIK 53260

UNITED STATES
                    Securities and Exchange Commission
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 31, 2003

                                   Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ________________

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

           Class                     Outstanding at September 2, 2003
Common Stock $0.01 Par Value                   2,766,396


                    Jayark Corporation and Subsidiaries

                                  INDEX



Part I.  FINANCIAL INFORMATION                                   Page

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets - July 31, 2003
         and April 30, 2003 Unaudited).....................................3

         Consolidated Condensed Statements of Operations -
         Three Months Ended July 31, 2003 and 2002 (Unaudited)...............4

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended July 31, 2003 and 2002(Unaudited)...............5

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)........................................................6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................8-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......13

Item 4.  Controls and Procedures.......................................13

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................13-14

         Signatures...................................................15

        Certifications................................................16-17

        Exhibits......................................................18

                                 Page 2


PART I.
ITEM 1.  Consolidated Condensed Financial Statements

                    Jayark Corporation and Subsidiaries
                   Consolidated Condensed Balance Sheets
                              (Unaudited)


                                             July 31, 2003    April 30, 2003

Assets
Current Assets:
Cash and Cash Equivalents                       $699,480           $999,088
Accounts Receivable - Trade, less allowance
 for doubtful Accounts of $96,268 and $94,447,
 respectively                                  1,055,506            891,964
Inventories                                      440,200            298,040
Note Receivable - Related Party                  161,865            161,865
Other Current Assets                             103,021             72,474
                                              __________         __________
Total Current Assets                           2,460,072          2,423,431


Property, Plant & Equipment, net                 128,427            141,052
Goodwill                                         204,662            204,662
                                              __________         __________
Total Assets                                  $2,793,161         $2,769,145
                                              ===========        ==========
Liabilities
Current Liabilities:
Borrowings Under Lines of Credit                $250,000           $250,000
Current Portion of Long Term Debt -
 Related Parties                                 161,332            161,332
Accounts Payable and Accrued Expenses            424,440            448,233
Accrued Salaries                                 177,309            152,025
Other Current Liabilities                         75,226             65,955
                                               _________          _________
 Total Current Liabilities                     1,088,307          1,077,545

Long Term Debt - Related Parties, excluding
 current portion                               1,213,661          1,213,661
Deferred Compensation                            384,464            362,665
Accrued Interest - Related Parties               768,883            742,446
                                               _________          _________
 Total Liabilities                             3,455,315          3,396,317
                                               __________         _________
Stockholders' Deficit
Common Stock of $.01 Par Value, Authorized
 30,000,000 Shares; Issued 2,773,896 Shares       27,739             27,739
Additional Paid-In Capital                    12,860,435         12,860,435
Accumulated Deficit                          (13,549,578)       (13,514,596)
Treasury Stock, 7,500 shares at cost                (750)              (750)
                                             ____________       ____________
Total Stockholders' Deficit                     (662,154)          (627,172)
                                             ____________       ____________
Total Liabilities & Stockholders' Deficit     $2,793,161         $2,769,145

                                            ============       ============
     See accompanying notes to consolidated condensed financial statements
                                  Page 3
                      Jayark Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                              (Unaudited)


                                             Three Months Ended
                                         ____________________________

                                         July 31, 2003  July 31, 2002
                                         ____________________________

Net Revenues                               $2,889,498     $2,888,525
Cost of Revenues                            2,509,999      2,462,559
                                            _________      _________
  Gross Margin                                379,499        425,966


Selling, General and Administrative           392,521        405,631
                                            _________      _________


Operating Income (Loss)                       (13,022)        20,335
                                            __________     _________



Interest Income                                21,027         13,417
Interest Expense                              (42,737)       (39,138)
                                            _________      __________

  Net Interest Expense                        (21,710)       (25,721)


Loss Before Income Taxes                      (34,732)        (5,386)

Income Taxes                                      250          1,740
                                            __________      _________


Net Loss                                     ($34,982)       ($7,126)

                                            ==========      =========

Weighted Average Common Shares              2,766,396       2,766,396
                                            ==========      =========

Basic and Diluted Loss per Common Share         ($.01)          ($.00)
                                            ==========      ==========



See accompanying notes to consolidated condensed financial statements
                               Page 4

               Jayark Corporation and Subsidiaries
          Consolidated Condensed Statements of Cash Flows
                            (Unaudited)


                                                Three Months Ended
                                          ______________________________

                                          July 31, 2003    July 31, 2002
                                          ______________________________

Cash Flows From Operating Activities:
  Net Loss                                    ($34,982)        ($7,126)


Adjustments to Reconcile Net Loss to Net
 Cash Flows Used By Operating Activities:
  Depreciation and Amortization                 12,625          16,406
  Provision for Doubtful Accounts                1,821           1,886
   Changes In Assets and Liabilities,
    Net of Divestiture of Fisher:
     Accounts Receivable                     (165,363)        (248,334)
     Inventories                             (142,160)          11,689
     Other Current Assets                     (30,547)         (44,075)
     Accounts Payable and Accrued Expenses    (23,793)          26,584
     Accrued Salaries and Deferred
      Compensation                             47,083           11,489
     Accrued Interest - Related Parties        26,437           26,437
     Other Liabilities                          9,271          (25,415)
                                             __________________________


   Net Cash Used By Operating Activities     (299,608)        (230,459)
                                             __________________________



Net Decrease in Cash and Cash Equivalents    (299,608)        (230,459)
Cash & Cash Equivalents at Beginning of
 Period                                       999,088          866,971
                                             _________________________


Cash & Cash Equivalents at End of Period     $699,480         $636,512
                                             =========================


Supplemental Disclosures:
Cash Paid During the Period for
    Interest                                  $2,651            $3,696
                                              =========================


    Taxes                                       $250            $1,740
                                              =========================
    See accompanying notes to consolidated financial statements
                                  Page 5


           Notes to Consolidated Condensed Financial Statements
                                (Unaudited)


1. Basis of Presentation

The consolidated condensed financial statements include the accounts of Jayark Corporation and its wholly owned subsidiaries (the "Company").
The accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of only normal and recurring accruals and adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended April 30, 2003, included in the Company's report on Form 10-K. The Company follows the same accounting policies in preparation of interim reports. The Company's operating results for any particular interim period may not be indicative of results for the full year.

2. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which provided alternative methods of transition to the fair value method of accounting for stock-based compensation of SFAS 123, "Accounting for Stock-Based Compensation". SFAS No. 148, also amended the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting with respect to stock-based
compensation and the effect of the method on reported net income.   The
disclosure provisions of SFAS No. 148 were effective for the Company at April 30, 2003.

All options were issued in Fiscal 2002 (year ending April 31, 2002) and vested immediately. Accordingly, there is no pro forma compensation expense recognizable in the three months ended July 31, 2003 or 2002.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

3. Reclassifications

Certain reclassifications have been made in the fiscal 2003 consolidated condensed financial statements to conform to the presentation used in the fiscal 2004 consolidated condensed financial statements.

5.  Segment Data
                                Page 6
The Company conducts its operations through two reportable business segments as follows:

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

                                             Corporate and
                          AVES       Med      Unallocated      Consolidated
                          _________________________________________________


Three Months Ended July 31, 2003
  Net Revenues           $2,889,498    --              --        $2,889,498
  Depreciation and
   Amortization              11,128   1,497            --            12,625
  Operating Income (Loss)    92,302  (1,971)     (103,353)          (13,022)
  Interest Expense (Income) (18,730)  2,651        37,789            21,710
  Net Income (Loss)          66,032  (4,621)      (96,393)          (34,982)


Three Months Ended July 31, 2002
  Net Revenues            2,888,525     --             --         2,888,525
  Depreciation and
   Amortization              14,910   1,496            --            16,406
  Operating Income (Loss)   102,189  (4,259)       (77,595)          20,335
  Interest Expense (Income) (13,205)  1,545         37,381           25,721
  Net Income (Loss)          70,394  (6,535)       (70,987)          (7,126)

Total Assets at
 July 31, 2003            2,433,637 111,092        248,432        2,793,161
Goodwill at
 July 31, 2003              204,662     --             --           204,662

Total Assets at
 April 30, 2003           2,460,810 113,063        195,272        2,769,145
Goodwill at
 April 30, 2003             204,662     --             --           204,662

6.  Inventories

Inventories are summarized as follows:


                                 July 31, 2003     April 30, 2003
                                 ________________________________


        Raw Materials               $74,113           $74,113
        Finished Goods              366,087           223,927
                                 _________________________________


                                   $440,200          $298,040
                                 =================================
                             Page 7


7.  Loss Per Common Share

Basic loss per common share is based upon the weighted average number of common shares outstanding. Diluted loss per common share is based upon the weighted average number of common shares outstanding, as well as dilutive potential securities, which in the Company's case, comprise shares issuable under the stock option plan. Dilutive stock options, totaling 170,000 shares, had no impact on the loss per common share calculation in any periods presented as their impact was antidilutive.

8.  Note Receivable Related Party

On December 31, 2002, the Company advanced $161,865 pursuant to a note receivable to New Valu, Inc., a related party controlled by members of the Koffman family, of which David Koffman and Robert Nolt are officers of. The note is payable on demand with an annual interest rate of 5.5%.

9.  Going Private Transaction

In February 2003, the Company filed a Preliminary Proxy Statement regarding a Special Meeting of Stockholders. In August 2003, the Company filed an Amended Preliminary Proxy Statement in response to SEC comment letters. At this special meeting, the shareholders will be asked to consider and vote upon the adoption of an Agreement and Plan of Merger, dated February 3, 2003, providing for the merger of J Merger Corp. ("Merger Corp"), a newly formed Delaware corporation, into Jayark. Merger Corp is a wholly owned subsidiary of J Acquisition Corp, a Nevada Corporation ("Parent"), which was formed for the purpose of the merger and is owned by certain officers and directors of Jayark and their affiliates.

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In February 2003, the Company filed a Preliminary Proxy Statement regarding a Special Meeting of Stockholders. In August 2003, the Company filed an Amended Preliminary Proxy Statement in response to SEC comment letters. At this special meeting, the shareholders will be asked to consider and vote upon the adoption of an Agreement and Plan of Merger, dated February 3, 2003, providing for the merger of J Merger Corp. ("Merger Corp"), a newly formed Delaware corporation, into Jayark. Merger Corp is a wholly owned subsidiary of J Acquisition Corp, a Nevada Corporation ("Parent"), which was formed for the purpose of the merger and is owned by certain officers and directors of Jayark and their affiliates.

                                 Page 8
In accordance with the merger, each outstanding share of common stock will be converted into the right to receive $.40 in cash, except for shares held by Parent and shares held by stockholders who have perfected their dissenters' rights, which will be subject to appraisal in accordance with Delaware law. If the stockholders of Jayark adopt the merger agreement, Jayark will no longer be a publicly traded company.

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

     Three Months Ended July 31, 2003 as compared to July 31, 2002

                                NET REVENUES


Net Revenues of $2,889,000 for the three months ended July 31, 2003, increased $1,000 as compared to the same period in 2002 due to an increase in sales at AVES.

                              COST OF REVENUES


Cost of Revenues of $2,510,000 increased $47,000, or 1.9%, as compared to the same period last year. This was a result of a change in the product mix resulting in higher unit costs.

                                GROSS MARGIN


Gross Margin of $379,000, or 13.1% of revenues, decreased $46,000, or 10.9%, as compared to a gross margin of $426,000, or 14.7% of revenues, for the same period last year. This decrease was due to lower profit margins at AVES as compared to the prior year resulting from a change in the product mix resulting in higher unit costs.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses of $393,000 decreased $13,000 or 3.2% as compared to the same period last year. AVES' expenses decreased $37,000 primarily due to decreased payroll expenses and Med's expenses decreased $2,000 due to decreased bad debt expense. These reductions were partially offset by a $26,000 increase in Corporate's expenses resulting from increased accounting fees and travel and insurance expenses.

                         OPERATING INCOME (LOSS)
                               Page 9


Operating Loss of $13,000 decreased $33,000 as compared to consolidated operating income of $20,000 for the same period last year. The decrease in operating income was primarily the result of the decrease in gross margins only partially offset by lower expenses discussed above. Corporate's operating loss increased $26,000 due to an increase in expenses discussed above, AVES' operating income decreased $9,000 due to a decrease in gross margins only partially offset by lower expenses discussed above and Med's operating loss decreased $2,000 as a result of decreased expenses discussed above.

                         NET INTEREST EXPENSE

Net Interest Expense of $22,000 decreased $4,000, or 15.6%. This decrease is due to decreased debt combined with lower interest rates as compared to the prior year along with an increase in interest income.

                      LOSS BEFORE INCOME TAXES
Loss Before Income Taxes of $35,000 increased $30,000, or 544.8%, as compared a net loss of $5,000 during the same period last year. Overall change in loss before income taxes was a result of those fluctuations noted above.

                             INCOME TAXES


Income Taxes of $250 decreased $1,490, or 85.6%, as compared to $1,740 during the same period last year. This is a result of lower state income tax expense.

                                NET LOSS


Net Loss of $35,000 increased $28,000, or 390.9%, as compared a net loss of $7,000 during the same period last year. This increased loss is principally due to decreased gross margins only partially offset by lower expenses discussed above. Corporate's loss increased $26,000, AVES' income decreased $4,000 and Med's loss decreased $2,000 due to the fluctuations noted above.

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

A summary of significant accounting policies used in the preparation of the consolidated financial statements is contained in Note 1, in the Company's Report on Form 10K. The Company's most critical policies include: valuation of accounts receivables, which impact selling, general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill, which impacts write-offs of goodwill and; accounting for income taxes, which impacts the valuation allowance and the effective tax rate.
                              Page 10


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

The Company values inventories at the lower of cost or market on a first-in-first-out basis. The recoverability of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. During fiscal 2003, the Company recorded an inventory write down in the amount of $100,000, related to Med's NetSafe Enclosure Bed components. The write down relates to the slow movement of the inventory over the past twelve months, the continued decline in the overall economy, lack of any purchase commitments for finished product, as well as management's estimate of future demand and selling price of the current levels of inventory related to the NetSafe Enclosure Beds.

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

                      LIQUIDITY AND CAPITAL RESOURCES
                             Page 11


At July 31, 2003 and April 30, 2003, consolidated open lines of credit available to the Company for borrowing were $1,000,000. It is the opinion of the Company's management that operating expenses, as well as obligations coming due during the next fiscal year, will be met primarily by existing cash balances, cash flow generated from operations, and from available borrowing levels.

Working capital was $1,372,000 at July 31, 2003, compared with $1,346,000 at April 30, 2003.

Net cash used by operating activities was $300,000 in 2003 as compared with $230,000 in 2002. This increase is primarily due to the increased loss, an increase in inventory levels, offset by a reduction in receivables.

The Company continues to be obligated under notes payable to related parties aggregating $1,374,993. The related parties and corresponding outstanding obligations include David Koffman, Chairman of the Board of Directors and President of the Company ($201,113), AV Texas Holding LLC, an entity controlled by members of the Koffman family ($850,000) and CCB Associates, LP, an entity with indirect control by a Board Member ($323,880). The current portion of the related notes aggregated $161,332. The remaining balance on these related notes matures in December 2004 at which time the entire remaining unpaid principal balance, aggregating $1,213,661, plus accrued interest, aggregating $261,374, is due.

The Company has a note receivable from a related party, New Valu, Inc., for $161,865. New Valu, Inc. is a company controlled by members of the Koffman family, of which David Koffman and Robert Nolt are officers. The note is payable on demand with annual interest rate of 5.5%.

At July 31, 2003, the Company continues to have accrued unpaid wages aggregating $465,464. The unpaid wages relate to salary deferral by the President of the Company for prior services rendered. The terms of the salary deferral are such that the President has agreed to defer his salary until which time the working capital position of the Company improves. Based upon the intent of the parties, the Company has reflected $81,000 as a current liability within accrued salaries in the consolidated balance sheet, and reflected $384,464 as deferred compensation in the consolidated balance sheet at July 31, 2003.

  DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accounting standards require disclosure concerning a registrant's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                               Less Than                           After
                      Total     1 Year     2-3 Years  4-5 Years   5 Years
__________________________________________________________________________

Contractual Obligations                Payments Due by Period
__________________________________________________________________________

Long Term Debt -
 Related Parties    $1,374,993 $161,332   $1,213,661  $--         $--
Operating Leases      $735,000  $90,000     $180,000  $180,000    $285,000
Accrued Interest -
 Related Parties      $768,883 $--          $768,883  $--         $--
___________________________________________________________________________

Other Commercial
Commitments                  Amount of Commitment Expiration Per Period
___________________________________________________________________________
                                 Page 12
Lines of Credit       $250,000 $250,000     $--      $--         $--

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates on the Company's lines of credit.

As of July 31, 2003, the Company has outstanding lines of credit which are renegotiated every 12 months and bear interest at prime. Funds available for borrowing under these lines of credit are subject to interest rate risk and will increase interest expense if the prime rate increases. The Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.

ITEM 4.  Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits -
			            Page 13
99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Report on Form 8-K - None

                              Page 14
                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JAYARK CORPORATION
                                          Registrant

	/s/ David L. Koffman                September 10, 2003
	David L. Koffman, President
	Chief Executive Officer



	/s/ Robert C. Nolt                  September 10, 2003
	Robert C. Nolt
	Chief Financial Officer

                                Page 15
                            Certifications
I, David L. Koffman, Chief Executive Officer of Jayark Corporation, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reporting is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



/s/ David L. Koffman                         September 10, 2003
David L. Koffman, President
Chief Executive Officer

I, Robert C. Nolt, Chief Financial Officer of Jayark Corporation, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reporting is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Robert C. Nolt                             September 10, 2003
Robert C. Nolt
Chief Financial Officer

Exhibit 99.1

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER RELATING TO A PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS

I, David L. Koffman, Chief Executive Officer of Jayark Corporation, a Delaware Corporation (the "Company"), hereby certify that, to my knowledge,

(1)	The Company's periodic report on Form 10-Q for the period ended
July 31, 2003 (the "Form 10-Q") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended;
and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/ David L. Koffman                            September 10, 2003
David L. Koffman, President
Chief Executive Officer

Exhibit 99.2

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER RELATING TO A PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS

I, Robert C. Nolt, Chief Financial Officer of Jayark Corporation, a Delaware Corporation (the "Company"), hereby certify that, to my knowledge,

(1)	The Company's periodic report on Form 10-Q for the period ended
July 31, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Robert C. Nolt                             September 10, 2003
Robert C. Nolt
Chief Financial Officer