Form 10-K/A
period 2003-04-30
JAYARK CORP
filed 2003-09-24
CIK 53260

UNITED STATES
                      Securities and Exchange Commission
                            Washington, DC 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1

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


PRELIMINARY NOTE

This amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2003 is being filed to amend Item 14 in its entirety to read as set out below. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Annual Report.


PART IV

                     Item 14.  Controls and Procedures

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYARK CORPORATION

By:

/s/ David L. Koffman	Chairman of the Board and Director  September 24, 2003
DAVID L. KOFFMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/David L. Koffman   Chairman of the Board, President,   September 24, 2003
DAVID L. KOFFMAN      Chief Executive Officer and Director

/s/Frank Rabinovitz   Executive Vice President, Chief    September 24, 2003
FRANK RABINOVITZ      Operating Officer and Director

/s/Robert C. Nolt     Chief Financial Officer and        September 24, 2003
ROBERT C. NOLT		Director

/s/Arthur G. Cohen    Director                           September 24, 2003
ARTHUR G. COHEN

/s/Jeffrey P. Koffman Director                           September 24, 2003
JEFFREY P. KOFFMAN

/s/Richard Ryder      Director                           September 24, 2003
RICHARD RYDER

/s/Paul Garfinkle     Director                           September 24, 2003
PAUL GARFINKLE


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

/s/ David L. Koffman                                 September 24, 2003
David L. Koffman, President
Chief Executive Officer

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


/s/ Robert C. Nolt                                      September 24, 2003
Robert C. Nolt
Chief Financial Officer


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

/s/ David L. Koffman                                     September 24, 2003
David L. Koffman, President
Chief Executive Officer

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

/s/ Robert C. Nolt                                    September 24, 2003
Robert C. Nolt
Chief Financial Officer