Form 10-Q/A
period 2003-07-31
JAYARK CORP
filed 2003-10-08
CIK 53260

UNITED STATES
                     Securities and Exchange Commission
                           Washington, DC 20549

                               FORM 10-Q/A
                             AMENDMENT NO. 1

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


PRELIMINARY NOTE

This amendment to the Registrant's Quarterly Report on Form 10-Q for the three months ended July 31, 2003 is being filed to amend Item 4 in its entirety to read as set out below. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

ITEM 4.  Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, the Company's management believes that the Company's disclosure controls and procedures give reasonable assurance that the objectives of the disclosure controls and procedures are met.

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     Page 2

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JAYARK CORPORATION
                                        Registrant

/s/ David L. Koffman                                   October 7, 2003
David L. Koffman, President
Chief Executive Officer



/s/ Robert C. Nolt                                     October 7, 2003
Robert C. Nolt
Chief Financial Officer

                                     Page 3
Certifications

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

/s/ David L. Koffman                               October 7, 2003
David L. Koffman, President
Chief Executive Officer

                                     Page 4

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



/s/ Robert C. Nolt                                    October 7, 2003
Robert C. Nolt
Chief Financial Officer

                                     Page 5
Exhibit 99.1

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


/s/ David L. Koffman                               October 7, 2003
David L. Koffman, President
Chief Executive Officer

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



/s/ Robert C. Nolt                                October 7, 2003
Robert C. Nolt
Chief Financial Officer

                                     Page 6